Form 10KSB
period 1996-03-31
EMERGING ALPHA CORP
filed 1996-06-27
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1996

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to

Commission file number 33-61888-FW

                                            EMERGING ALPHA CORPORATION
                           (Exact name of small business issuer in its charter)

 DELAWARE                                                          72-1235449
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                220 Camp Street,                            Identification No.)
                 New Orleans, Louisiana                                    70130
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (504) 524-1801


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               YES   X        NO

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was $300,000 based upon the sales price of the Common Stock in the Company's public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1996:

Common Stock, $1.00 Par Value - 43,600 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

History and Organization

 Emerging Alpha Corporation ("Company") was incorporated in the State of Delaware on February 10, 1993. Since inception, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. The Company has only engaged in very limited preliminary efforts intended to identify possible merger or acquisition "targets" and has neither conducted negotiations concerning, nor entered into a letter of intent for any possible mergers or acquisitions.

Plan of Operation - General

 The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigation warrants, acquire a business opportunity presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of a publicly held corporation. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business in this Item 1 is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

 The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Companies have had limited experience in the proposed business of their respective Company. The Company has adopted a policy that all potential business opportunities will first be presented to Emerging Alpha Corporation, until that corporation has entered into a definitive merger or acquisition agreement, and thereafter in the order of Emerging Beta Corporation, Emerging Delta Corporation, and finally Emerging Gamma Corporation. As a result, until Emerging Alpha Corporation has entered into a definite merger or acquisition agreement, the remaining companies will be dormant and not expend significant funds. The only exception to this policy would occur if a Company, such as Emerging Alpha Corporation, had expended a substantial portion of its cash and a business opportunity was presented which required the greater amount of cash which was held by another Company. Although management believes that each Company will be able to enter into a business opportunity within 12 months of the close of this offering, there can be no assurance as to how much time will elapse before a business opportunity is acquired. (See
"Management.")

 Management anticipates that it may be able to participate in only one or two potential business venture, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. (See "Risk Factors.")

 The Company may seek a business opportunity with a firm which only recently commenced operations, or developing companies in need of additional funds for expansion into new products or markets, or are seeking to develop a new product or service, or are established business which may be experiencing financial or operating difficulties and are in the need for additional capital. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

 The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect or a real estate prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee will not be paid to any employee, officer, director or 5% shareholder of the Company or their affiliates, including Chaffe & Associates, Inc. Should the Company acquire a sizable business opportunity, the entire remaining proceeds of this offering may be paid as a finder's fee. No finder's fee will be paid to Cullen Investment Group, Ltd., unless approved beforehand by the NASD.

 Management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale.

 The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

 The Company will not make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Evaluation of Opportunities

 The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; the potential eligibility of the Company for listing on the NASDAQ system and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

 Currently, NASDAQ's quantitative listing requirements are 300 shareholders, tangible net worth of at least $2,000,000, total assets of at least $4,000,000, and a trading price of at least $3.00 per share. There can be no assurance that management will be able to locate a business opportunity which meets NASDAQ's quantitative criteria nor that the Company's Common Stock will meet NASDAQ's qualitative criteria for listing.

 It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and investors herein must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

 The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

          In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders. The Company does not intend to obtain the approval of Company stockholders prior to consummating any acquisition. Management does not intend to sell any shares held by them in connection with a business acquisition.

          It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

          As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

          The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

          With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Risk Factors.")

          There can be no assurance that any Company will have sufficient funds to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

          It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

          The Company will remain an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-avis the Company's competitors.

Investment Company Act

          The Company may participate in a business or opportunity by purchasing, trading, or selling the securities of the business. However, the Company does not intend to engage primarily in these activities, and is not registered as an "investment company" under the Investment Company Act of 1940 (the "Investment Company Act"). The Company believes that such registration is not required. The Company intends to conduct its activities to avoid being classified as an "investment company" under the Investment Company Act, and to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

          Section 3(a) of the Investment Company Act sets forth the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting, or trading in securities, or which does not engage in business of investing, owning, holding, or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash, or cash items). The Company intends to implement its business plan in a manner which will result in its falling outside the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will use a major portion of the net proceeds of this offering to search for, analyze, and acquire or participate in a business or opportunity by use of a method which does not involve the acquisition of investment securities as defined in the Investment Company Act.

          Implementation of the Company's business plan, especially if it involves a business reorganization as discussed above, may necessitate change in the Company's capital structure, management, control, and business. Each of these areas are regulated by the Investment Company Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, the purchasers will not be afforded these protections.

          The Company may take advantage of the provision set forth in the Investment Company Act which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance or making any claim of exemption could be time consuming and costly, given the Company's limited resources. There is no assurance that such classification could be successfully avoided.


          Neither the Company nor its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"). The Company and these individuals do not have authority to pursue any course of business or conduct as that term is defined in the Advisers Act. Company management believes that registration is not required and that certain exemptions to the registration provisions of the Advisers Act are available, including the exemptions for persons who may render advice to a limited number of other persons and who may advise other persons located only within one state.

Employees and Consultants

          The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. The Company has allocated a portion of the proceeds of this offering for payment of expenses incurred in connection with a business combination, financing transaction or purchase or exchange of assets. Such expenses may include business, financial finder's fee and real estate commissions required to be paid by the Company. The Company will not pay any such fees to the Underwriter or to any other NASD member involved with the Company's public offering, unless approved beforehand by the NASD, although the Company may pay Chaffe & Associates, Inc. for services of staff analysts and for clerical services. (See "Management" and "Certain Transactions.")

Item 2.   DESCRIPTION OF PROPERTY

          The Company presently maintains its principal offices at the offices of Chaffe & Associates which is an affiliate of its principal stockholders, located at 220 Camp Street, New Orleans, Louisiana 70130 where its telephone number is (504) 524-1801. The office space is supplied at no cost. The Company reimburses Chaffe & Associates for its charges for long distance telephone calls and other miscellaneous expenses of secretarial, photocopying and similar expense.

Item 3.   LEGAL PROCEEDINGS

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
          HOLDER MATTERS

         The Company's Common Stock has not traded. As of March 31, 1996, there were 338 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1993, 1994, 1995 and 1996, and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                                           March 31,        March 31,          March 31,         March 31,
                                             1993             1994               1995               1996



Cash         ........................    $     13,000      $    296,056      $    299,021      $     292,922
Organizational Costs.................           1,400             1,400             1,120                840
Total Assets.........................          14,400           298,338           300,141            293,940
Total Liabilities....................           1,400             1,199             2,592              1,949
Stockholders' Equity.................          13,000           297,139           297,549            291,991


        The Company has been recently formed and has not engaged in any operations other than organizational matters. The Company earned $11,823 in interest income during fiscal 1995 and $20,867 in fiscal 1996. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, or $3,750 during the 1995 fiscal year and $15,000 during the 1996 fiscal year.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-ING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT.

Directors and Executive Officers

            Directors are elected to serve until the annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve, subject to the discretion of the Board of Directors, until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and have qualified. All directors and officers have held their positions since inception, with the exception of Mr. Jarrell, who was elected in 1994.

Name                        Age           Office with the Company

Burt H. Keenan                56            President and Chief Financial
                                            Officer and Director

D. B. H. Chaffe III           62            Director

Daniel B. Killeen             62            Secretary and Director

Jerry W. Jarrell              54            Director

           Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation," estimated at an average of approximately 20-30 hours per officer and director for each quarter. Management does not intend to devote any significant amount of time to any Company until an acquisition candidate has been preliminarily identified and a letter of intent is being negotiated between the Company and the acquisition candidate.

           Burt H. Keenan has been an associate with Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1987. From 1969 to 1986, Mr. Keenan was the Chairman and Chief Executive Officer of Offshore Logistics, Inc., a public oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan was a member of the National Advisory Council on Oceans and Atmosphere, a presidential commission, and various industry associations. Mr. Keenan received Bachelor and Masters degrees in business administration from Tulane University. Mr. Keenan is a director of Telescan, Inc.

           Daniel B. Killeen has been an associate professor in infor-mation systems in the A. B. Freeman School of Business at Tulane University since 1983. From 1967 to 1983, he was Director of Com-puting at the University, responsible for all computing activities and a staff of fifty. Mr. Killeen performs consulting work for business and industry throughout the Gulf South. Mr. Killeen has received degrees in Physics and a Ph.D in Engineering, and is affiliated with several honorary business and scientific societies.
He is a registered Louisiana professional engineer.

           D. B. H. Chaffe III has been President and Chief Executive Officer of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1982. From 1981 to 1985, Mr. Chaffe was President, Chief Executive Officer and Treasurer of Becker & Associates, Inc., a marine contracting firm, following a leveraged buy-out by Mr. Chaffe and two other individuals. From
1971 to 1981, he was Executive Vice President and Director of
Howard, Weil, Labouisse, Friedrichs Incorporated and the head of corporate finance at this regional investment banking firm. From 1969 to 1971, he was a general partner of Howard, Weil, Labouisse, Friedrichs & Company. Prior to 1969 Mr. Chaffe was a registered representative and a principal of investment banking firms. He has served on advisory committees and has been a member of National Securities Associations and stock exchanges. Mr. Chaffe received a Bachelors degree in Engineering from Tulane University. Mr.
Chaffe is a director of Telescan, Inc.

           Jerry W. Jarrell currently manages several joint ventures in Mexico and Alaska for Offshore Logistics, Inc. He was Chief Financial Officer for the Woodson Companies, an oil field construction company, from 1977 to 1990. During 1971 to 1977, he was secretary, treasurer and controller for Offshore Logistics, Inc., a major marine and aviation service company. He was with Arthur Andersen and Company, where he was a Certified Public Accountant from 1966 to 1971, prior to joining Offshore Logistics. He earned a B.S. degree in accounting from Louisiana Tech University.

Conflicts of Interest

           Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. No officer, director or 5% greater stockholder of any Company is an officer, director or 5% or greater stockholder of any other blind pool/blank check company other than Emerging Beta Corporation, Emerging Delta Corporation and Emerging Gamma Corporation.

           Upon presentation of a business opportunity to each Company's officers and directors, such persons may face a conflict of interest in determining which of the Companies will receive the business opportunity. The Companies have adopted a policy that all potential business opportunities will first be presented to Emerging Alpha Corporation, until that corporation has entered into a definitive merger or acquisition agreement, and thereafter in the order of Emerging Beta Corporation, Emerging Delta Corporation, and finally Emerging Gamma Corporation. The only exception to this policy would occur if a Company, such as Emerging Alpha Corporation, had expended a substantial portion of its cash and a business opportunity was presented which required the greater amount of cash which was held by another Company.

           The Company has not established policies or procedures for the resolution of other current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.
           Chaffe & Associates, Inc., which is affiliated with two of the Company's officers and directors, may be a source of business opportunities for the Company. The Company does not intend to acquire any business opportunity of which with any officer, director, or 5% or greater shareholder of the Company is also an officer, director, or 5% or greater shareholder. In the event that such a related party transaction is contemplated, the Company will first obtain the approval of a majority of the Company's stockholders excluding those stockholders who have a financial interest in the transaction.

Indemnification

           The Delaware Supreme Court has held that directors' duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its certificate of incorporation to exonerate or indemnify its directors from personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The Companies have adopted these exoneration and indemnification provisions in the Delaware General Corporation Law in their respective certificates of incorporation and bylaws. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transaction from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as an injunction or recision to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.

           The extent to which the indemnification provisions of the Delaware General Corporation Law and the Companies' certificates of incorporation and bylaws provide indemnification to officers and directors for violations of the federal securities laws has not been settled by court precedent. The Companies understand that, in the position of the Securities and Exchange Commission, such indemnification is against public policy and is unenforceable.

Item 10. EXECUTIVE COMPENSATION

           No compensation has been paid or accrued to any officer or director of the Company to date. Each officer and director may be paid on an hourly basis for actual hours devoted to the Company's business, and will be reimbursed for his actual out-of-pocket expenses for telephone, reproduction, travel, and miscellaneous items. No hourly compensation has been determined as of the date of this Prospectus, and any hourly compensation will be determined arbitrarily by the Company's board of directors based on its opinion of the value of such services, and will not be based on current compensation levels for employment outside of the Company or other such measurements. The terms of such compensation will not be determined in arm's length negotiation. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plan at this time.

           Except as noted above and under "Certain Transactions," the Company has no agreement or understanding, express or implied, with any officer or director, or any other person regarding employment with the Company or compensation for services. Compensation of officers and directors is determined by the Company's board of directors and is not subject to stockholder approval. See "Use of Proceeds."

           On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation as discussed under "Business Plan." If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. See "Business Plan."

           The Company has granted a total of 4,300 options to purchase Common Stock under its 1993 Stock Option Plan, as follows: Burt H. Keenan, 2,600 shares; D.B.H. Chaffe, III, 1,200 shares; and Daniel B. Killeen, 500 shares. The options are exercisable at $15.00 per share at any time until December 31, 1999. On February 15, 1994 the Company issued Jerry W. Jarrell options to purchase 2,000 shares at $12.00 per share at any time until December 31, 1999.
(See "Stock Option Plan.")

Office Use

           The Company currently shares a portion of approximately 3900 square feet of office space at 220 Camp Street, New Orleans, Louisiana 70130 with Chaffe & Associates, Inc., an affiliate of the Company. There is no charge for said space. The Company believes that such space will be adequate until such time as a business opportunity is selected.

           There is no arrangement or understanding between any of the directors or officers of any of the four Companies and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

    The following table sets forth, as of March 31, 1996, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                           Number of Shares
                                            of Common Stock
                                             Beneficially
Names and Addresses                              Owned                  Percent



Burt H. Keenan(1)                                11,350                  26%

D. B. H. Chaffe III(2)                            4,320                   9.9%

Daniel B. Killeen(3)                                760                   1.7%

Jerry W. Jarrell(4)                               2,125                   4.9%

All Officers and
Directors as a Group:
(4 persons)(5)                                   18,555                  42.5%


(1) Includes Shares issuable upon exercise of options to purchase 2,600 shares of Common Stock.

(2) Includes Shares issuable upon exercise of options to purchase 1,200 shares of Common Stock.

(3) Includes Shares issuable upon exercise of options to purchase 500 shares of Common Stock.

(4) Includes Shares issuable upon exercise of options to purchase 2,000 shares of Common Stock.

(5) Includes Shares issuable as set forth in Notes 1, 2, 3 and 4 above.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, is for a term of 24 months and provides for $1,250 compensation per month, plus a one-time grant of options to purchase 2,000 shares of Common Stock at $12.00 per share. See "Stock Option Plan" below.

        The Company has an oral agreement with Chaffe & Associates,

Inc. ("C & A"), a firm affiliated with two of its officers and directors, to perform certain services after the closing of the offering. Secretarial services will be charged at $20 per hour, and the services of staff analysts will be charged to rates ranging from $60 to $100 per hour. The total amount of charges payable in any month cannot be estimated at this time and depend upon the complexity of any opportunity investigated; however, each Company intends to expend only $10,000 of the net proceeds received by it from this offering to pay expenses of investigating and evaluating business opportunities, and therefore, the maximum amount anticipated to be payable to C & A would be $10,000 per Company. The Company has each adopted a policy not to compensate C & A for any services (other than secretarial services) in connection with a transaction between any Company and an existing C & A client. C & A's services (other than secretarial services) will not be engaged by any Company until after a letter of intent is being negotiated between a Company and the potential acquisition candidate. Since Messrs. Chaffe and Keenan are officers and directors of each Company, and respectively the principal stockholder and an associate of C & A, any consulting fees paid to C & A can be expected to indirectly benefit Messrs. Chaffe and Keenan.

        C & A is engaged in financial consulting and advisory services, mergers and acquisitions, corporate restructuring and financing, management consulting, valuation of private companies and private placements of corporate debt. A wholly owned subsidiary of C & A, Chaffe Securities, Inc., is a registered NASD broker-dealer, but does not participate in public offerings nor engage in retail securities transactions. Chaffe Securities, Inc. receives only advisory and transaction fees for transactions in securities of privately held companies or those with limited public markets and has been involved in one transaction in each of the two prior calendar years.

        C & A may be the source for a business opportunity submitted to the Company. Although no present clients of C & A have been identified as possible acquisition candidates, it is possible that a client of C & A will enter into a business acquisition with the Company. Although C & A will not receive any compensation in connection with any acquisition, the officers and directors of the Company may face a conflict of interest in any transaction effected with a C & A client. See "Management - Conflicts of Interest." C & A has not entered into any contract or agreement with any private company to obtain a merger or acquisition with a blind pool/blank check company such as the Companies.

        Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 the amount paid was $3,481.

        In connection with organizing the Company, persons consisting of its officers, directors and other individuals paid an aggregate of $13,000.00 in cash to purchase a total of 13,000 shares of Common Stock at a sales price of $1.00 per share. Under Rule 405 promulgated under the Securities Act of 1933, such stockholders may be deemed to be promoters of the Company.

        All shares of Common Stock presently issued and outstanding are "restricted securities" as that term is defined under the Securities Act and may not be sold in the absence of registration or exemption under the Securities Act. Under current law, the shares cannot be sold for two years from the date they are purchased, and then only under limited circumstances. See "Description of Securities."

Stock Option Plan

        The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

        In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 4,300 shares are issuable under options granted to officers and directors at $15.00 per share, and 2,000 shares as issuable under options granted to a director of $12.00 per share, all exercisable until December 31, 1999. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, each Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

        Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

        Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 110% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

        Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's Common Stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company.

        Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's Common Stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

        Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.

            3.   Certificate of Incorporation and Bylaws

                 3.1   Restated Certificate of Incorporation*
                 3.2   Bylaws*
                 3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

            10.  Material Contracts

                 10.1      1993 Stock Option Plan*
                 10.2 Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details*

            24.  Power of Attorney **


* Filed in original registration statement on Form SB-2, File No. 33-61888-FW (the "Registration Statement") and incorporated by reference herein.
**  Filed herewith

           (b)  Reports on Form 8-K.
                 Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 22, 1996.


                                                     EMERGING ALPHA CORPORATION


                                                         By:/s/ Burt H. Keenan*
                                                           Burt H. Keenan
                                                           President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 22, 1995.


By:     /s/ Burt H. Keenan*            President and Chief Financial Officer
          Burt H. Keenan               (Principal financial, accounting and
                                       executive officer) and Director

By:     /s/ D. B. H. Chaffe III        Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen          Secretary and Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell           Director
        Jerry W. Jarrell


*       /s/ D.B.H. Chaffe III
        D.B.H. Chaffe III signs this report
        as attorney-in-fact of Burt H. Keenan

                                    EMERGING ALPHA CORPORATION

                                    FINANCIAL STATEMENTS
                                    AS OF MARCH 31, 1996 AND 1995
                                    TOGETHER WITH AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE

Report of Independent Public Accountants                                     F-2

Balance Sheet as of March 31, 1996                                           F-3

Statements of Operations for the Years Ended March 31, 1996 and 1995         F-4

Statements of Stockholders' Equity for the Years Ended March 31, 1996
 and 1995                                                                    F-5

Statements of Cash Flows for the Years Ended March 31, 1996 and 1995         F-6

Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Alpha Corporation:

We have audited the accompanying balance sheet of Emerging Alpha Corporation (a Delaware corporation) as of March 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Alpha Corporation as of March 31, 1996, and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles.









New Orleans, Louisiana
May 17, 1996




                           EMERGING ALPHA CORPORATION


                                  BALANCE SHEET

                                 MARCH 31, 1996


                                     ASSETS



CURRENT ASSETS:
   Cash and cash equivalents                                                                      $  292,922
   Interest receivable                                                                                   178

       Total current assets                                                                          293,100

ORGANIZATION COSTS                                                                                       840

       Total assets                                                                               $  293,940

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                               $    1,949
   Taxes payable                                                                                      -

       Total current liabilities                                                                       1,949

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares
     subscribed, issued or outstanding                                                                -
   Common stock, $1.00 par value; 20,000,000 shares authorized;
     43,600 issued and outstanding                                                                    43,600
   Additional paid-in capital                                                                        251,460
   Accumulated deficit                                                                                (3,069)

       Total liabilities and stockholders' equity                                                 $  293,940





                        The accompanying notes are an integral part of these financial statements.



                           EMERGING ALPHA CORPORATION


                            STATEMENTS OF OPERATIONS


                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995


                                                                                         1996           1995

INTEREST INCOME                                                                        $  20,867      $ 11,823

COSTS AND EXPENSES                                                                       (26,425)       (9,757)

NET INCOME (LOSS) BEFORE TAX                                                              (5,558)        2,066

CURRENT TAX PROVISION                                                                     -               (440)

NET INCOME (LOSS)                                                                      $  (5,558)     $  1,626

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                             43,600        43,600

EARNINGS (LOSS) PER SHARE                                                              $  (.127)      $   .037





                        The accompanying notes are an integral part of these financial statements.


                           EMERGING ALPHA CORPORATION


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995




                                                                                                Retained
                                                       Common Stock           Additional        Earnings
                                                  Number of                     Paid-in     (Accumulated
                                                     Shares      Amount         Capital          Deficit)         Total

BALANCE - March 31, 1994                              43,600     $  43,600    $  252,676         $    863      $  297,139

OFFERING COSTS                                        -             -             (1,216)          -               (1,216)

NET INCOME FOR THE YEAR                               -             -             -                 1,626           1,626

BALANCE - March 31, 1995                              43,600        43,600       251,460            2,489         297,549

NET LOSS FOR THE YEAR                                 -             -             -                (5,558)         (5,558)

BALANCE - March 31, 1996                              43,600     $  43,600    $  251,460         $ (3,069)     $  291,991





                        The accompanying notes are an integral part of these financial statements.



                           EMERGING ALPHA CORPORATION


                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995



                                                                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)-                                                                  $   (5,558)    $    1,626
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities-
         Decrease/(increase) in interest receivable                                          (178)           882
         Increase/(decrease) in taxes payable                                                (592)           440
         Increase/(decrease) in accounts payable                                              (51)         2,000
         Amortization expense                                                                 280            280

           Net cash provided (used) by operating activities                                (6,099)         5,228

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net                                                           -              (2,263)

           Net cash (used)/provided by financing activities                                -              (2,263)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (6,099)         2,965

CASH AND CASH EQUIVALENTS BALANCE - beginning                                             299,021        296,056

CASH AND CASH EQUIVALENTS BALANCE - ending                                             $  292,922     $  299,021

CASH TAXES PAID                                                                        $      440     $   -






                        The accompanying notes are an integral part of these financial statements.

                           EMERGING ALPHA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                             MARCH 31, 1996 AND 1995



1.   DESCRIPTION OF ORGANIZATION:

Emerging Alpha Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in its discretion, believes to be good opportunities. Coincident with the formation of the Company, three similar companies were formed, managed by the same officers and directors, which are engaged in the same business. The Company was considered to be in the development stage through the time of its public offering (See Note 5). The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. An affiliate of a director is expected to be the source for most business opportunities submitted to the Company. Due to its currently limited funds, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are less risky and are more attractive to such entities; business opportunities in which the Company ultimately participates will likely be highly risky and speculative.

The Company's proposed business is sometimes referred to as a "blind pool" because investors entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company have had limited experience in the proposed business of their respective Company.

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Organization costs relating to the expenses of incorporation ($1,400) are amortized on a straight-line basis over five years beginning April 1, 1994.

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As no taxable income was generated during fiscal 1996, no income tax provision has been recorded. In fiscal 1995, federal taxes were provided for at the statutory income tax rate of 15%. A deferred tax asset has been recorded in an amount equal to the tax effected net operating losses generated in 1996. This asset has been reduced to zero by a valuation allowance.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS:

The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. The Company was charged $3,481 during fiscal 1996 for services rendered on its behalf.

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. Beginning in January 1995, and throughout fiscal 1996, a consulting fee of $1,250 per month was paid to a director of the Company.

4.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's Common Stock). During 1993, the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. These options are not currently exercisable and expire on December 31, 1999. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share.

5.   STOCK ISSUANCE:

The Company made a public offering of 30,000 shares of newly issued common stock in February 1994 at $10 per share. Total offering costs of $18,540 (including underwriter's commission of $9,000 and $1,216 of offering costs recorded during
1995) are reflected as a reduction of the proceeds of the offering. In accordance with the Underwriting Agreement, the underwriter purchased an additional 600 shares at the par value of $1 per share.