Form 10QSB
period 1996-06-30
EMERGING ALPHA CORP
filed 1996-08-16
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 33-61888-FW

                                           EMERGING ALPHA CORPORATION
            (Exact Name of Small Business Issuer as specified in its Charter)


         Delaware                                  72-1235449
State or other Jurisdiction of                      I.R.S. Employer
Incorporation or Organization                       Identification No.)


                            220 Camp Street, New Orleans, Louisiana  70130
                           (Address of principal executive offices )(Zip Code)

                                                 (504) 524-1801
                                          (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                                     43,600
- ------------------------------------------     ---------------------------------
Title of Class                                      Number of Shares outstanding
                                                           at June 30, 1996

                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1996                           1996
Current Assets
        Cash and cash equivalents                           $      289,856                 $     292,922
        Interest Receivable                                            178                           178

Total Current Assets                                               290,034                       293,100

Other Assets - organization costs                                      770                           840

Total Assets                                                $      290,804                 $     293,940


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       1,949
        Due to Related Party                                                                          --
        Taxes payable

Total Current Liabilities                                                                          1,949

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Acumulated Deficit                                                 (4,256)                       (3,069)

Total Stockholders' Equity                                         290,804                       291,991

Total Liabilities and Stockholders' Equity                  $      290,804                 $     293,940







                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.

                                                      EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS



                                                                             FOR THE    FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1996         June 30, 1995

REVENUES - Interest Income                                              $         3,821        $       7,931

COSTS AND EXPENSES
     General and Administrative                                                   5,008                6,455
TOTAL COSTS AND EXPENSES                                                          5,008        $       6,455

NET INCOME (LOSS) BEFORE
  TAX                                                                           (1,187)                1,476

NET INCOME (LOSS)                                                                (1,187        $       1,476

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME PER COMMON SHARE                                                 $        (.027)        $        .034
























                               The  accompanying  notes are an integral  part of
these financial statements.

                                                      EMERGING ALPHA CORPORATION
                                            (A Company in the Development Stage)

                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1996         June 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                                  $       (1,187)        $       1,476
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     Increase (decrease) in accounts payable                                    (1,949)                1,250
     Increase (decrease) in taxes payable                                            --                (440)
     Amortization                                                                    70
     CASH (USED) PROVIDED BY
          OPERATING ACTIVITIES                                                  (3,066)                2,286


INCREASE (DECREASE) IN CASH                                                     (3,066)                2,286

CASH BALANCE - BEGINNING                                                        292,922              299,021

CASH BALANCE - ENDING                                                   $       289,856        $     301,307






                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
                     (All information as of June 30, 1995 and 1996 is unaudited)

1.     DESCRIPTION OF ORGANIZATION

       Emerging Alpha Corporation (the "Company") is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. The Company was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in their discretion, believe to be good opportunities. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. An affiliate of a director is expected to be the source for most business opportunities submitted to the Company. Due to its currently limited funds and to the fact that the Company will only receive limited capital from a public offering, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities; business opportunities, in which the Company ultimately participates will likely be highly risky and speculative. Since inception, the Company's activities have been limited to capital formation.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Organizational costs relating to the expenses of incorporation will be amortized on a straight-line basis over five years.

       The financial statements for the three months ended June 30, 1996 and 1995 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months ended June 30, 1996 and 1995, and the cash flows for the three months ended June 30, 1996 and 1995.

       The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

3.     RELATED PARTY TRANSACTIONS

       The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. In the quarter ended June 30, 1996, $3,750 in consulting fee (See Item 2 below) and $293 in office expenses was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1995 and 1996 include $3,750 in consulting fees.


                                                PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                  None

Item 2.           CHANGES IN SECURITIES
                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                  None

Item 5.           OTHER INFORMATION
                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

       3.         Certificate of Incorporation and Bylaws

                  3.1               Restated Certificate of Incorporation*
                  3.2               Bylaws*
                  3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

       10.        Material Contracts

                  10.1              1993 Stock Option Plan*
                  10.2              Form of Stock Option Agreements with Messrs
                                  . Keenan, Killeen, Jarrell and Chaffe with
                                    Schedule of Details*



* Incorporated by reference to such exhibit as filed with the Company's registration statement on Form SB-2, file no. 33- 61888-FW (the "Registration Statement" on April 29, 1993.

                  (b)                 Reports on Form 8-K: None

                                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:         August 13, 1996             By:  /s/ Burt H. Keenan
                                           Burt H. Keenan
                                          President  and Chief Financial
                                          Officer
                                          (chief
                                           financial
                                           officer
                                           and
                                           accounting
                                           officer
                                           and  duly
                                           authorized
                                           officer)