Form 10QSB
period 1996-09-30
EMERGING ALPHA CORP
filed 1996-11-12
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September
         30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number September 30, 1996


                                           EMERGING ALPHA CORPORATION
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                          72-1235449
(State or other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                               Identification No.)

                                 220 Camp Street, New Orleans, Louisiana  70130
(Address of Principal Executive Offices)                        (Zip Code)

                                                 (504) 524-1801
                            (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                             43,600
----------------------------------                          -------------------
Title of Class                                      Number of Shares outstanding
                                                          at September 30, 1996

Exhibit Index - NONE.



                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1996                           1996

Current Assets
        Cash and cash equivalents                           $      288,310                 $     292,922
        Interest Receivable                                            178                           178

Total Current Assets                                               288,488                       293,100

Other Assets - organization costs                                      700                           840

Total Assets                                                $      289,188                 $     293,940


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       1,949
        Taxes payable                                                                                 --

Total Current Liabilities                                                                          1,949

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Accumulated Deficit                                                (5,872)                       (3,069)

Total Stockholders' Equity                                         289,188                       291,991

Total Liabilities and Stockholders' Equity                  $      289,188                 $     293,940





                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                     EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)

                                                        STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995


REVENUES -
     Interest Income                             $       7,747        $         11,056      $        3,926      $         3,125

COSTS AND EXPENSES
     General and Administrative                         10,550                  12,141               5,542                5,616

TOTAL COSTS AND EXPENSES                         $      10,550        $         12,141      $        5,542      $         5,616

NET INCOME (LOSS)                                $     (2,803)        $        (1,085)      $      (1,616)      $       (2,491)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $       (.06)        $          (.02)      $        (.04)      $         (.06)




































                                The  accompanying  notes are an integral part of
these financial statements.



                                                        EMERGING ALPHA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $     (2,803)        $        (1,085)      $      (1,616)      $       (2,491)
     Add item not requiring the
          use of cash - amortization                       140                     140                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     Increase (decrease)
          accrued expenses
     Increase (decrease) in
          accounts payable                             (1,949)                   (750)                                    (750)
     Increase (decrease) in
          due to related party                                                                                          (1,250)
     Increase (decrease) in
          taxes payable                                                          (592)                                    (152)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                           (4,612)                 (2,287)             (1,546)              (4,573)

CASH FLOWS FROM
FINANCING ACTIVITIES

  Issuance of common stock

  Increase in Deferred
     Offering Costs


    CASH PROVIDED (USED
     BY FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                            (4,612)                 (2,287)             (1,546)              (4,573)

CASH BALANCE - BEGINNING                               293,100                 299,021             290,034              301,307

CASH BALANCE - ENDING                            $     288,488        $        296,734      $      288,488      $       296,734



                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                             (All information as of September 30, 1996
                               and 1995 is unaudited)

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

       The financial statements for the three and six months ended September 30, 1996 and 1995 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and the cash flows for the three and six months ended September 30, 1996 and 1995.

       The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

       The operating losses for the periods ended September 30, 1995 have been adjusted from those previously reported for amortization expenses.

3.     RELATED PARTY TRANSACTIONS

       The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. As of September 30, 1996, no services had been billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and six months ended September 30, 1996 and 1995 include $3,750 and $7,500 in consulting fees respectively, and in the 1995 periods, $1,024 and $2,732, respectively in legal expenses related to a proposed acquisition.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

       3.         Certificate of Incorporation and Bylaws

                  3.1               Restated Certificate of Incorporation*
                  3.2               Bylaws*
                  3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*

       10.        Material Contracts

                  10.1              1993 Stock Option Plan*
                  10.2 Form of Stock Option Agreements with Messrs Keenan, Killeen, Jarrell and Chaffe with Schedule of Details*



* Incorporated by reference to such exhibit as filed with the Company's registration statement on Form SB-2, file no. 33- 61888-FW (the "Registration Statement") on April 29, 1993.

                  (b)                 Reports on Form 8-K: None

                                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:         November 2, 1996                           By:  /s/ Burt H. Keenan
              --------------------------                      ------------------
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