Form 10QSB
period 1996-12-31
EMERGING ALPHA CORP
filed 1997-02-21
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the
          quarterly period ended December 31, 1996

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

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1996                           1996

Current Assets
        Cash and cash equivalents                           $      286,990                 $     292,922
        Interest Receivable                                          1,530                           178

Total Current Assets                                               288,520                       293,100

Other Assets - organization costs                                      630                           840

Total Assets                                                $      289,150                 $     293,940


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $        1,593                 $       1,949
        Taxes payable                                                                                 --

Total Current Liabilities                                            1,593                         1,949

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Accumulated Deficit                                                (7,503)                       (3,069)

Total Stockholders' Equity                                         287,557                       291,991

Total Liabilities and Stockholders' Equity                  $      289,150                 $     293,940





                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                        EMERGING ALPHA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1996         Dec. 31, 1995


REVENUES -
     Interest Income                             $      11,712        $         15,399      $        3,965      $         4,343

COSTS AND EXPENSES
     General and Administrative                         16,146                  21,407               5,596                9,406

TOTAL COSTS AND EXPENSES                         $      16,146        $         21,407      $        5,596      $         9,406

NET INCOME (LOSS)                                $     (4,434)        $        (6,008)      $      (1,631)      $       (5,063)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $       (.10)        $          (.14)      $        (.04)      $         (.12)




































                                The  accompanying  notes are an integral part of
these financial statements.



                                                        EMERGING ALPHA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1996         Dec. 31, 1995

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $     (4,434)        $        (6,008)      $      (1,631)      $       (5,063)
     Add item not requiring the
          use of cash - amortization                       210                      --                  70                   --
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase)  receivables                           (1,352)                                     (1,352)
     Increase (decrease) in
          accounts payable                               (356)                   (750)               1,593
     Increase (decrease) in
          due to related party
     Increase (decrease) in
          taxes payable                                                          (592)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                           (5,932)                 (7,350)             (1,320)              (5,063)

CASH FLOWS FROM
FINANCING ACTIVITIES

  Issuance of common stock

  Increase in Deferred
     Offering Costs


    CASH PROVIDED (USED
     BY FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                            (5,932)                 (7,350)             (1,320)              (5,063)

CASH BALANCE - BEGINNING                               292,922                 299,021             288,310              296,734

CASH BALANCE - ENDING                            $     286,990        $        291,671      $      286,990      $       291,671



                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                (All information as of December 31, 1996 and 1995 is unaudited)

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

       The financial statements for the three and nine months ended December 31, 1996 and 1995 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and the cash flows for the three and nine months ended December 31, 1996 and 1995.

       The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

       The operating losses for the periods ended December 31, 1995 have been adjusted from those previously reported for amortization expenses.

3.     RELATED PARTY TRANSACTIONS

       The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. As of December 31, 1996, no services had been billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and nine months ended December 31, 1996 and 1995 include $3,750 and $11,250 in consulting fees respectively, and in the 1995 periods, $1,024 and $2,732, respectively in legal expenses related to a proposed acquisition.

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


Date:         February 6, 1997                      By:  /s/ Jerry W. Jarrell
              --------------------------                     ------------------
                                                             Jerry W. Jarrell
                                                                  Chief
                                                                       Financial
                                                                       Officer
                                                                       (chief
                                                                       financial
                                                                       officer
                                                                       and
                                                                      accounting
                                                                       officer
                                                                       and  duly
                                                                      authorized
                                                                       officer)