Form 10QSB
period 1997-06-30
EMERGING ALPHA CORP
filed 1997-08-08
CIK 904147

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                                     43,600
------------------------------------------     ---------------------------------
Title of Class                                      Number of Shares outstanding
                                at June 30, 1997



                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      286,484                 $     285,250
        Interest Receivable                                             --                         2,052

Total Current Assets                                               286,484                       287,302

Other Assets - organization costs                                      490                           560

Total Assets                                                $      286,974                 $     287,862


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       1,050

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Acumulated Deficit                                                 (8,086)                       (8,248)

Total Stockholders' Equity                                         286,974                       286,812

Total Liabilities and Stockholders' Equity                  $      286,974                 $     287,862











                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                       EMERGING ALPHA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1997         June 30, 1996


REVENUES - Interest Income                                              $         3,955        $       3,821

COSTS AND EXPENSES
     General and Administrative                                                   3,793                5,008
TOTAL COSTS AND EXPENSES                                                          3,793                5,008

NET INCOME (LOSS) BEFORE
  TAX                                                                               162              (1,187)

NET INCOME (LOSS)                                                                   162              (1,187)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                          $          .004        $      (.027)
























                               The  accompanying  notes are an integral  part of
these financial statements.



                                                       EMERGING ALPHA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1997         June 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                                  $           162        $     (1,187)
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     Increase (decrease) in accounts payable                                    (1,050)              (1,949)
     (Increase) decrease in interest receivable                                   2,052                   --
     Amortization                                                                    70                   70
     CASH (USED) PROVIDED BY
          OPERATING ACTIVITIES                                                    1,234              (3,066)


INCREASE (DECREASE) IN CASH                                                       1,234              (3,066)

CASH BALANCE - BEGINNING                                                        285,250              292,922

CASH BALANCE - ENDING                                                   $       286,484        $     289,856























                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
                                (All information as of June 30, 1997 and 1996
is unaudited)

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

       The financial statements for the three months ended June 30, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months ended June 30, 1997 and 1996, and the cash flows for the three months ended June 30, 1997 and 1996.

       The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1997, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1997 and 1996 include consulting fees of $2,250 and $3,750, respectively.


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


Date:          August 8, 1997                         By:  /s/ Jerry W. Jarrell
              --------------------------                    --------------------
                                                                Jerry W. Jarrell
                            Chief Financial Officer (chief financial officer and
                                 accounting officer and duly authorized officer)