Form 10QSB
period 1997-09-30
EMERGING ALPHA CORP
filed 1997-11-14
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September
         30, 1997

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                            43,600
----------------------------------                  -------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 1997

Exhibit Index - NONE.



                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      286,773                 $     285,250
        Interest Receivable                                            866                         2,052

Total Current Assets                                               287,639                       287,302

Other Assets - organization costs                                      420                           560

Total Assets                                                $      288,059                 $     287,862


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       1,050

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Accumulated Deficit                                                (7,001)                       (8,248)

Total Stockholders' Equity                                         288,059                       286,812

Total Liabilities and Stockholders' Equity                  $      288,059                 $     287,862











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



                                                        EMERGING ALPHA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997        Sept. 30, 1996


REVENUES -
     Interest Income                             $       8,051        $          7,747      $        4,096      $         3,926

COSTS AND EXPENSES
     General and Administrative                          6,804                  10,550               3,011                5,542

TOTAL COSTS AND EXPENSES                         $       6,804        $         10,550      $        3,011      $         5,542

NET INCOME (LOSS)                                $       1,247        $        (2,803)      $        1,085      $       (1,616)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .03        $          (.06)      $          .03      $         (.04)




































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



                                                        EMERGING ALPHA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997        Sept. 30, 1996

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       1,247        $        (2,803)      $        1,085      $       (1,616)
     Add item not requiring the
          use of cash - amortization                       140                     140                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease
          interest receivable                            1,186                                       (866)
     Increase (decrease) in
          accounts payable                             (1,050)                 (1,949)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             1,523                 (4,612)                 289              (1,546)


INCREASE (DECREASE) IN CASH                              1,523                 (4,612)                 289              (1,546)

CASH BALANCE - BEGINNING                               285,250                 293,100             286,484              290,034

CASH BALANCE - ENDING                            $     286,773        $        288,488      $      286,773      $       288,488


















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                             (All information as of September 30, 1997
and 1996 is unaudited)

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

       The financial statements for the three and six months ended September 30, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and the cash flows for the three and six months ended September 30, 1997 and 1996.

       The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. Beginning in January 1995, and through December 1996, the Consulting Fee was $1,250 per month and during January to September 1997 the Consulting Fee was $750 per month (see Item 2 below).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and six months ended September 30, 1997 include $2,250 and $4,500 and 1996 include $3,750 and $7,500 in consulting fees respectively.

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


Date:         November 13, 1997                        By:  /s/ Jerry W. Jarrell
              --------------------------                   --------------------
                                                               Jerry W. Jarrell
                            Chief Financial Officer (chief financial officer and
                                 accounting officer and duly authorized officer)