Form 10KSB
period 1998-03-31
EMERGING ALPHA CORP
filed 1998-06-30
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1998

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was $300,000 based upon the sales price of the Common Stock in the Company's public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

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

Item 3.   LEGAL PROCEEDINGS

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1998, there were 338 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1994, 1995, 1996, 1997, and 1998, and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                                      March 31,     March 31,      March 31,          March 31,    March 31,
                                        1994          1995            1996              1997         1998



Cash..............................$     296,056    $   299,021     $   292,922    $    285,250    $     289,568
Organizational Costs..............        1,400          1,120             840             560              280
Total Assets......................      298,338        300,141         293,940         287,862          289,848
Total Liabilities.................        1,199          2,592           1,949           1,050            1,347
Stockholders' Equity..............      297,139        297,549         291,991         286,812          288,501


            The Company has been recently formed and has not engaged in any operations other than organizational matters. The Company earned $20,867 in interest income during fiscal 1996, $15,538 in fiscal 1997, and $16,029 in fiscal 1998. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, which was revised to $750 per month effective January 1, 1997 or $15,000 during the 1996 fiscal year, $13,500 during the 1997 fiscal year and $9,000 during the 1998 fiscal year. The amount for the 1999 fiscal year is expected to be $9,000.

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

Name                               Age           Office with the Company

Burt H. Keenan                      58            President and Chief Financial
                                                  Officer and Director

D. B. H. Chaffe III                 64            Director

Daniel B. Killeen                   64            Secretary and Director

Jerry W. Jarrell                    56            Director

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

           Burt H. Keenan has been Chairman and Chief Executive Officer of Independent Energy Holdings plcs since April 1991. He has, since 1987, been an associate of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, USA where he has specialized in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the founder, chairman and chief executive officer of Offshore Logistics, Inc. a NASDAQ quoted marine and aviation oil and gas service company operating a fleet of marine service vessels and helicopters worldwide, with assets of over US$200 million and sales exceeding US$180 million. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University. He is a director of Telescan, a NASDAQ quoted interactive online information business; and of Halter Marine, Inc., an American Stock Exchange listed company engaged in U.S. ship building.

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

           Jerry W. Jarrell has been Executive Director - Finance of Independent Energy Holdings, plc since April 1991. He is an expert in the area of operational finance and financial management reporting. He is a private consultant and currently consults to several public and private companies. He was chief financial officer for the Woodson Companies, an oilfield construction company from 1977 to 1990. From 1971 to 1977, he was secretary, treasurer and controller of Offshore Logistics, Inc., a major marine and aviation oil and gas company. Prior to joining Offshore Logistics, he was a certified public accountant with Arthur Andersen & Company between 1966 and 1971. He earned a BS degree in accounting from Louisiana Tech University.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1998, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

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

        Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 the amount paid was $3,481; in fiscal 1997 the amount was $168 and in fiscal 1998 no amounts were paid. It is not expected that C & A will be paid additional amounts until an acquisition is identified.

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

        Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership NonQualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's Common Stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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

           (b)  Reports of From 8-K.
                 Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1998.


                                                  EMERGING ALPHA CORPORATION


                                                  By:  /s/ Burt H. Keenan*
                                                       Burt H. Keenan
                                                       President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1998.


By:     /s/ Burt H. Keenan*                President and Chief Financial Officer
        Burt H. Keenan                    (Principal financial accounting and
                                           executive officer) and Director

By:     /s/ D. B. H. Chaffe III            Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen                        Secretary and Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell                         Director
        Jerry W. Jarrell


*       /s/ D.B.H. Chaffe III
        D.B.H. Chaffe III signs this report
        as attorney-in-fact of Burt H. Keenan

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1998.


                                                EMERGING ALPHA CORPORATION


                                      By: *
                                                Burt H. Keenan
                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1998.


By:     *                                  President and Chief Financial Officer
        Burt H. Kennan                    (Principal financial accounting and
                                           executive officer) and Director

By:                                                  Director
        D. B. H. Chaffe III


By:                                                  Secretary and Director
        Daniel B. Killeen


By:                                                  Director
        Jerry W. Jarrell



*
        D.B.H. Chaffe III signs this report
        as attorney-in-fact of Burt H. Keenan

        EMERGING ALPHA CORPORATION

        FINANCIAL STATEMENTS
        AS OF MARCH 31, 1998 AND 1997
        TOGETHER WITH AUDITORS' REPORT





KEE058-1/BOWER/KEE 058-01/6-17-98a






INDEX TO FINANCIAL STATEMENTS




Report  of  Independent  Public  Accountants                                              F-2
Balance Sheet as of March 31, 1998                                                        F-3
Statements of Operations  or the Years Ended March 31, 1998 and 1997                      F-4
Statements of Stockholders' Equity for the Years Ended March 31, 1998 and 1997            F-5
Statements of Cash Flows for the Years Ended March 31, 1998 and 1997                      F-6
Notes to Financial Statements                                                             F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Alpha Corporation:

We have audited the accompanying balance sheet of Emerging Alpha Corporation (a Delaware corporation) as of March31, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended March31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Alpha Corporation as of March31, 1998, and the results of its operations and its cash flows for the years ended March31, 1998 and 1997, in conformity with generally accepted accounting principles.









New Orleans, Louisiana,
May 20, 1998

EMERGING ALPHA CORPORATION


BALANCE SHEET

MARCH 31, 1998


ASSETS




CURRENT ASSETS:
     Cash and cash equivalents                                   $      289,568

ORGANIZATION COSTS                                                          280
     Total assets                                                $      289,848

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $        1,347

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000
       shares authorized; no shares subscribed,
       issued or outstanding                                                 --
     Common stock, $1.00 par value; 20,000,000
       shares authorized; 43,600 issued and outstanding                  43,600
     Additional paid-in capital                                         251,460
     Accumulated deficit                                                 (6,559)

          Total stockholders' equity                                    288,501

          Total liabilities and stockholders' equity             $      289,848




The accompanying notes are an integral part of these financial statements.

EMERGING ALPHA CORPORATION


STATEMENTS OF OPERATIONS


FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                           1998            1997

INTEREST INCOME                                       $  16,029       $  15,538

COSTS AND EXPENSES                                      (14,340)        (20,717)

NET INCOME (LOSS) BEFORE TAX PROVISION                    1,689          (5,179)

TAX PROVISION                                                --              --

NET INCOME (LOSS)                                     $   1,689       $  (5,179)

BASIC EARNINGS PER SHARE                              $    .039       $   (.119)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            43,600          43,600



The accompanying notes are an integral part of these financial statements.




EMERGING ALPHA CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY


FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                        Retained
                                                       Common Stock    Additional    Earnings
                                                   Number of             Paid-in   (Accumulated
                                                     Shares   Amount     Capital      Deficit)         Total

BALANCE - March 31, 1996                           $ 43,600 $ 43,600    $251,460     $ (3,069)     $ 291,991

NET LOSS FOR THE YEAR                                    --       --          --       (5,179)        (5,179)

BALANCE - March 31, 1997                             43,600   43,600     251,460       (8,248)       286,812

NET INCOME FOR THE YEAR                                  --       --          --        1,689          1,689

BALANCE - March 31, 1998                           $ 43,600 $ 43,600   $ 251,460     $ (6,559)    $  288,501




The accompanying notes are an integral part of these financial statements.



EMERGING ALPHA CORPORATION


STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                            1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)-                                 $  1,689     $  (5,179)
       Adjustments to reconcile net income
       (loss) to net cash provided (used) by
       operating activities-
         Decrease/(increase) in interest receivable        2,052        (1,874)
         Amortization expense                                280           280
         Accounts payable                                    297          (899)

          Net cash provided (used) by operating
           activities                                      4,318        (7,672)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,318        (7,672)

CASH AND CASH EQUIVALENTS - beginning                    285,250       292,922

CASH AND CASH EQUIVALENTS - ending                      $289,568      $285,250





The accompanying notes are an integral part of these financial statements.

EMERGING ALPHA CORPORATION

NOTES TO FINANCIAL STATEMENTS


MARCH31, 1998 AND 1997



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

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As of March31, 1997, the Company had incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 1998 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance. The NOL carryforward at March31, 1998 was approximately $9,000 and will expire in 2010 and 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.128, Earnings per Share. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFASNo.128, primary EPS is replaced by Basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, which is replaced fully diluted EPS and is computed similarly, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of the standard in 1998 had no effect on EPS as in the periods presented as the stock options were anti-dilutive.

3.      RELATED PARTY TRANSACTIONS:

During the early fall of 1996, the Company ceased using office space and professional and clerical services of an affiliate of certain officers and directors which had been used during fiscal year 1996. The Company was charged $168 during fiscal 1997 for services rendered on its behalf. Such services are currently provided by the Companys Vice-President of Finance as part of the consulting fee.

Officers and directors will be compensated based on actual time and expenses devoted to the Companys business. Beginning in January 1995, and through December 1996, a consulting fee of $1,250 per month was paid to a director of the Company. During January 1997 to March 1998, the consulting fee paid was $750 per month.

4.      STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993, the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. These options are not currently exercisable and expire on December31, 1999. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123 (SFAS 123) Accounting for Stock-Based Compensation, effective for the Company at March31, 1997. Under SFAS123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No.25 method whereby no compensation cost is recognized upon grant. The Company will continue to account for its stock-based compensation plans under APB Opinion No.25. Entities electing to remain with the accounting in APB Opinion No.25 must make disclosures as if SFAS123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and later. As a result, SFAS 123 is not applicable to the Companys existing outstanding stock options.