Form 10QSB
period 1998-06-30
EMERGING ALPHA CORP
filed 1998-08-13
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 33-61888-FW

                                           EMERGING ALPHA CORPORATION
(Exact Name of Small Business Issuer as specified in its Charter)


         Delaware                                                  72-1235449
State or other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                               Identification No.)


220 Camp Street, New Orleans, Louisiana                       70130
(Address of principal executive offices)                           (Zip Code)
                                          (504) 524-1801
                                    (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                     43,600
-------------------------------------------------------------------------------
Title of Class                        Number of Shares outstanding
                                             at June 30, 1998



                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1998                           1998

Current Assets

        Cash and cash equivalents                           $      289,005                 $     289,568
        Interest Receivable                                          1,140                            --

Total Current Assets                                               290,145                       289,568

Other Assets - organization costs                                      210                           280

Total Assets                                                $      290,355                 $     289,848


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $        1,640                 $       1,347

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Acumulated Deficit                                                 (6,345)                       (6,559)

Total Stockholders' Equity                                         288,715                       288,501

Total Liabilities and Stockholders' Equity                  $      290,355                 $     289,848











                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.




                                                       EMERGING ALPHA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997


REVENUES - Interest Income                                              $         3,974        $       3,955

COSTS AND EXPENSES
     General and Administrative                                                   3,760                3,793
TOTAL COSTS AND EXPENSES                                                          3,760                3,793

NET INCOME (LOSS) BEFORE
  TAX                                                                               214                  162

NET INCOME (LOSS)                                                                   214                  162

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                          $          .005        $        .004
























                               The  accompanying  notes are an integral  part of
these financial statements.



                                                       EMERGING ALPHA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                         $           214        $         162
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     Increase (decrease) in accounts payable                                        293              (1,050)
     (Increase) decrease in interest receivable                                 (1,140)                2,052
     Amortization                                                                    70                   70
     CASH (USED) PROVIDED BY
          OPERATING ACTIVITIES                                                    (563)                1,234


INCREASE (DECREASE) IN CASH                                                       (563)                1,234

CASH BALANCE - BEGINNING                                                        289,568              285,250

CASH BALANCE - ENDING                                                   $       289,005        $     286,484























                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
          (All information as of June 30, 1998 and 1997 is unaudited)

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

       The financial statements for the three months ended June 30, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the three months ended June 30, 1998 and 1997.

       The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1998, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1998 and 1997 include consulting fees of $2,250 and $3,750.


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


Date:          August   , 1998               By:  /s/ Jerry W. Jarrell
              --------------------------         --------------------
                                                 Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)





























































                                                63098-a.10q