Form 10QSB/A
period 1998-09-30
EMERGING ALPHA CORP
filed 1998-12-01
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB/A


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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                       43,600
----------------------------------                           ------------------
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

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Accumulated Deficit                                                (5,464)                       (6,559)

Total Stockholders' Equity                                         289,596                       288,501

Total Liabilities and Stockholders' Equity                  $      290,036                 $     289,848





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

       The Company has evaluated the impact of year 2000 issues. Due to the minimal nature of its operations, the Company does not believe that these issues will have any impact.

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


Date:         November 26, 1998                   By:  /s/ Jerry W. Jarrell
              --------------------------                --------------------
                                                        Jerry W. Jarrell
                          Chief Financial Officer (chief financial officer and
                             accounting officer and duly authorized officer)