Form 10QSB
period 1998-12-31
EMERGING ALPHA CORP
filed 1999-02-16
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31,
         1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                          43,600
----------------------------------                    -------------------
Title of Class                                   Number of Shares outstanding
                                                           at December 31, 1998

Exhibit Index - NONE.


                                           EMERGING ALPHA CORPORATION

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $      289,174                 $     289,568
        Interest Receivable                                          2,103                            --

Total Current Assets                                               291,277                       289,568

Other Assets - organization costs                                       70                           280

Total Assets                                                $      291,347                 $     289,848


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          440                 $       1,347

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Accumulated Deficit                                                (4,153)                       (6,559)

Total Stockholders' Equity                                         290,907                       288,501

Total Liabilities and Stockholders' Equity                  $      291,347                 $     289,848





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



                                                        EMERGING ALPHA CORPORATION


                                                          STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998         Dec. 31, 1997


REVENUES -
     Interest Income                             $      12,057        $         12,081      $        4,142      $         4,030

COSTS AND EXPENSES
     General and Administrative                          9,651                   9,836               2,831                3,032

TOTAL COSTS AND EXPENSES                         $       9,651        $          9,836      $        2,831      $         3,032

NET INCOME (LOSS)                                $       2,406        $          2,245      $        1,311      $           998

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .06        $            .05      $          .03      $           .02




































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


                                                        EMERGING ALPHA CORPORATION

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998         Dec. 31, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       2,406        $          2,245      $        1,311      $           998
     Add item not requiring the
          use of cash - amortization                       210                     210                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease
          interest receivable                          (2,103)                   1,962             (1,399)                  776
     Increase (decrease) in
          accounts payable                               (907)                 (1,050)                  --                   --

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             (394)                   3,367                (18)                1,844

INCREASE (DECREASE) IN CASH                              (394)                   3,367                (18)                1,844

CASH BALANCE - BEGINNING                               289,568                 285,250             289,192              286,773

CASH BALANCE - ENDING                            $     289,174        $        288,617      $      289,174      $       288,617



















                                The  accompanying  notes are an integral part of
these financial statements.

                                                EMERGING ALPHA CORPORATION

                                               NOTES TO FINANCIAL STATEMENTS
    (All information as of December 31, 1998 and 1997 is unaudited)

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

       The financial statements for the three and nine months ended December 31, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and the cash flows for the three and nine months ended December 31, 1998 and 1997.

       The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the nine months ended December 31, 1998, $6,750 in consulting fees (see
       Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and nine months ended December 31, 1998 and 1997 include $2,250 and $6,750 in consulting fees respectively.

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


Date:         February 12   , 1999    By:  /s/ Jerry W. Jarrell
              --------------------------         --------------------
                                                   Jerry W. Jarrell
                          Chief Financial Officer (chief financial officer and
                              accounting officer and duly authorized officer)