Form 10KSB
period 1999-03-31
EMERGING ALPHA CORP
filed 1999-06-18
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1999

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was $300,000 based upon the sales price of the Common Stock in the Company's public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

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

Item 3.   LEGAL PROCEEDINGS

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were 338 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1995, 1996, 1997, 1998, and 1999 and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

Balance Sheet Data

                                      March 31,     March 31,      March 31,          March 31,    March 31,
                                        1995          1996            1997              1998         1999



Cash..............................$     299,021    $   292,922     $   285,250    $    289,568    $     291,678
Organizational Costs..............        1,120            840             560             280               --
Total Assets......................      300,141        293,940         287,862         289,848          291,678
Total Liabilities.................        2,592          1,949           1,050           1,347            1,800
Stockholders' Equity..............      297,549        291,991         286,812         288,501          289,878

            The Company has been recently formed and has not engaged in any operations other than organizational matters. The Company earned $15,538 in interest income during fiscal 1997, $16,029 in fiscal 1998, and $15,633 in fiscal 1999. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, which was revised to $750 per month effective January 1, 1997 or $13,500 during the 1997 fiscal year and $9,000 during the 1998 and 1999 fiscal year. The amount for the 2000 fiscal year is expected to be $9,000.

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

Name                                          Age           Office with the Company

Burt H. Keenan                                59            President and Chief Financial Officer and Director

D. B. H. Chaffe III                           65            Director

Daniel B. Killeen                             65            Secretary and Director

Jerry W. Jarrell                              57            Director

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

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

        Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 the amount paid was $3,481; in fiscal 1997 the amount was $168 and in fiscal 1998 and 1999 no amounts were paid. It is not expected that C & A will be paid additional amounts until an acquisition is identified.

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

           (b)  Reports of From 8-K.
                 Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1999.


                                                  EMERGING ALPHA CORPORATION


                                                     By:  /s/ Burt H. Keenan*
                                                                Burt H. Keenan
                                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1999.


By:     /s/ Burt H. Keenan*                          President and Director
        Burt H. Keenan


By:     /s/ D. B. H. Chaffe III                      Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen                        Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell                  Chief Financial Officer, Secretary
        Jerry W. Jarrell                             and Director


*       /s/ D.B.H. Chaffe III
        D.B.H. Chaffe III signs this report
        as attorney-in-fact of Burt H. Keenan

                                    EMERGING ALPHA CORPORATION

                                    FINANCIAL STATEMENTS
                                    AS OF MARCH 31, 1999 AND 1998
                                    TOGETHER WITH AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                           PAGE

Report of Independent Public Accountants                                                                     F-2

Balance Sheet as of March 31, 1999                                                                           F-3

Statements of Operations for the Years Ended March 31, 1999 and 1998                                         F-4

Statements of Stockholders' Equity for the Years Ended March 31, 1999 and 1998                               F-5

Statements of Cash Flows for the Years Ended March 31, 1999 and 1998                                         F-6

Notes to Financial Statements                                                                                F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Alpha Corporation:

We have audited the accompanying balance sheet of Emerging Alpha Corporation (a Delaware corporation) as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Alpha Corporation as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.









New Orleans, Louisiana,
April 29, 1999



                           EMERGING ALPHA CORPORATION


                                  BALANCE SHEET

                                 MARCH 31, 1999


                                     ASSETS



CURRENT ASSETS:
   Cash and cash equivalents                                                                           $  291,678
                                                                                                       ----------

       Total assets                                                                                    $  291,678
                                                                                                       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                    $    1,800
                                                                                                       ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares
     subscribed, issued or outstanding                                                                         -
   Common stock, $1.00 par value; 20,000,000 shares authorized;
     43,600 issued and outstanding                                                                         43,600
   Additional paid-in capital                                                                             251,460
   Accumulated deficit                                                                                     (5,182)
                                                                                                       ----------

       Total stockholders' equity                                                                         289,878

       Total liabilities and stockholders' equity                                                      $  291,678
                                                                                                       ==========





                        The accompanying notes are an integral part of these financial statements.


                           EMERGING ALPHA CORPORATION


                            STATEMENTS OF OPERATIONS


                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                                         1999           1998
                                                                                     -------------  --------

INTEREST INCOME                                                                        $ 15,633       $ 16,029

COSTS AND EXPENSES                                                                      (14,256)       (14,340)
                                                                                     ----------     ----------

NET INCOME BEFORE TAX PROVISION                                                           1,377          1,689

TAX PROVISION                                                                                -              -

NET INCOME                                                                             $  1,377       $  1,689
                                                                                       ========       ========

BASIC EARNINGS PER SHARE                                                               $   .032       $   .039
                                                                                       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                            43,600         43,600
                                                                                     ==========     ==========




                        The accompanying notes are an integral part of these financial statements.


                           EMERGING ALPHA CORPORATION


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998




                                                                                                Retained
                                                       Common Stock           Additional        Earnings
                                                  Number of                     Paid-in     (Accumulated
                                                     Shares      Amount         Capital          Deficit)         Total

BALANCE - March 31, 1997                              43,600     $  43,600      $251,460         $ (8,248)     $  286,812

NET INCOME FOR THE YEAR                                   -             -             -             1,689           1,689
                                                  ----------     ---------   -----------    -------------      ----------

BALANCE - March 31, 1998                              43,600        43,600       251,460           (6,559)        288,501

NET INCOME FOR THE YEAR                                   -             -             -             1,377           1,377
                                                  ----------     ---------   -----------    -------------      ----------

BALANCE - March 31, 1999                              43,600     $  43,600    $  251,460         $ (5,182)     $  289,878
                                                  ==========     =========    ==========         ========      ==========





                        The accompanying notes are an integral part of these financial statements.


                           EMERGING ALPHA CORPORATION


                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                         1999           1998
                                                                                     -------------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)-                                                                  $    1,377     $    1,689
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities-
         Decrease/(increase) in interest receivable                                         -              2,052
         Amortization expense                                                                 280            280
         Accounts payable                                                                     453            297
                                                                                     ------------   ------------

           Net cash provided (used) by operating activities                                 2,110          4,318
                                                                                     ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            2,110          4,318

CASH AND CASH EQUIVALENTS - beginning                                                     289,568        285,250
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                     $  291,678     $  289,568
                                                                                       ==========     ==========






                        The accompanying notes are an integral part of these financial statements.

                           EMERGING ALPHA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                             MARCH 31, 1999 AND 1998



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

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As of March 31, 1997, the Company had incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 1999 and 1998 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance. The NOL carryforward at March 31, 1999 was approximately $7,600 and will expire in 2010 and 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During 1999 and 1998 a consulting fee of $750 per month was paid to the Company's Treasurer including office space and clerical services.

4.   STOCK OPTION PLAN:

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993, the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share. All of the options are currently exercisable and expire on December 31, 1999.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," effective for the Company at March 31, 1997. Under SFAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant. The Company will continue to account for its stock-based compensation plans under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if SFAS 123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and later. As a result, SFAS 123 is not applicable to the Company's existing outstanding stock options.