Form 10QSB
period 1999-06-30
EMERGING ALPHA CORP
filed 1999-08-18
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                                            43,600
------------------------------------------  -----------------------------------
Title of Class                                     Number of Shares outstanding
                                                               at June 30, 1999

                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1999                           1999

Current Assets
        Cash and cash equivalents                           $      292,165                 $     291,678
        Interest Receivable                                             --                            --

Total Assets                                                       292,165                       291,678


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $        1,800                 $       1,800

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Acumulated Deficit                                                 (4,695)                       (5,182)

Total Stockholders' Equity                                         290,365                       289,878

Total Liabilities and Stockholders' Equity                  $      292,165                 $     291,678



                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.

                                                   EMERGING ALPHA CORPORATION
                                          (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1999         June 30, 1998


REVENUES - Interest Income                                              $         3,659        $       3,974

COSTS AND EXPENSES
     General and Administrative                                                   3,172                3,760
TOTAL COSTS AND EXPENSES                                                          3,172                3,760

NET INCOME (LOSS) BEFORE
  TAX                                                                               487                  214

NET INCOME (LOSS)                                                                   487                  214

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                          $          .011        $        .005



                               The  accompanying  notes are an integral  part of
these financial statements.

                                                     EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)
                                                        STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1999         June 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                         $           487        $         214
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     Increase (decrease) in accounts payable                                         --                  293
     (Increase) decrease in interest receivable                                      --              (1,140)
     Amortization                                                                    --                   70
     CASH (USED) PROVIDED BY
          OPERATING ACTIVITIES                                                      487                (563)


INCREASE (DECREASE) IN CASH                                                         487                (563)

CASH BALANCE - BEGINNING                                                        291,678              289,568

CASH BALANCE - ENDING                                                   $       292,165        $     289,005


                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
                    (All information as of June 30, 1999 and 1998 is unaudited)

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       The financial statements for the three months ended June 30, 1999 and 1998 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three months ended June 30, 1999 and 1998, and the cash flows for the three months ended June 30, 1999 and 1998.

       The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2000.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the quarter ended June 30, 1999, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three months ended June 30, 1999 and 1998 include consulting fees of $2,250.

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


Date:  August   , 1999                               By:  /s/ Jerry W. Jarrell
       --------------------------                          --------------------
                                                               Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)