Form 10QSB
period 1999-09-30
EMERGING ALPHA CORP
filed 1999-11-12
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September
         30, 1999

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
State or other Jurisdiction of                                   I.R.S. Employer
Incorporation or Organization                                 Identification No.

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                                           43,600
------------------------------------------  ---------------------------------
Title of Class                                    Number of Shares outstanding
                                                        at September 30, 1999



                                           EMERGING ALPHA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1999                           1999

Current Assets
        Cash and cash equivalents                           $      291,308                 $     291,678
        Interest Receivable                                             --                            --

Total Assets                                                $      291,308                 $     291,678


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          600                 $       1,800

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         251,460                       251,460
Acumulated Deficit                                                 (4,352)                       (5,182)

Total Stockholders' Equity                                         290,708                       289,878

Total Liabilities and Stockholders' Equity                  $      291,308                 $     291,678











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



                                                       EMERGING ALPHA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999        Sept. 30, 1998


REVENUES -
     Interest Income                             $       6,874        $          7,915      $        3,215      $         3,941

COSTS AND EXPENSES
     General and Administrative                          6,044                   6,820               2,872                3,060

TOTAL COSTS AND EXPENSES                         $       6,044        $          6,820      $        2,872      $         3,060

NET INCOME (LOSS)                                $         830        $          1,095      $          343      $           881

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  43,600                  43,600              43,600               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $         .02        $            .03      $          .01      $           .02






























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



                                                       EMERGING ALPHA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999        Sept. 30, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $         830        $          1,095      $          343      $           881
     Add item not requiring the
          use of cash - amortization                        --                     140                  --                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease
          interest receivable                               --                   (704)                  --                  436
     Increase (decrease) in
          accounts payable                             (1,200)                   (907)             (1,200)              (1,200)

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             (370)                   (376)               (857)                  187

INCREASE (DECREASE) IN CASH                                 --                   (376)               (857)                  187

CASH BALANCE - BEGINNING                               291,678                 289,568             292,165              289,005

CASH BALANCE - ENDING                            $     291,308        $        289,192      $      291,308      $       289,192

























                               The  accompanying  notes are an integral  part of
these financial statements.

                                                EMERGING ALPHA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
                (All information as of September 30, 1999 and 1998 is unaudited)

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       The financial statements for the six months ended September 30, 1999 and 1998 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998, and the cash flows for the three and six months ended September 30, 1999 and 1998.

       The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2000.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the six months ended September 30, 1999, $4,500 in consulting fees (See
       Item 2 below) was billed to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the six months ended June 30, 1999 and 1998 include consulting fees of $4,500.

       The Company has evaluated the impact of year 2000 issues. Due to the minimal nature of its operations, the Company does not believe that these issues will have any impact.

       On October 29, 1999 the Company acquired Gas Jack, Inc. for $2,700,000. More information is contained in the
       Company's Current Report on Form 8-K dated October 29, 1999.


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


Date:          November  5, 1999                     By:  /s/ Jerry W. Jarrell
              --------------------------            --------------------
                                                               Jerry W. Jarrell
                        Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)