Form 10KT405
period 1999-12-31
COMPRESSCO INC
filed 2000-03-30
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[  ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [No Fee Required] For the fiscal year ended _______________

[x] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from APRIL 1, 1999 to DECEMBER 31, 1999

Commission file number: 33-61888-FW

                               COMPRESSCO, INC.
                    (FORMERLY EMERGING ALPHA CORPORATION)
             (Exact name of small business issuer in its charter)

                    DELAWARE                                72-1235449
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

     220 CAMP STREET, NEW ORLEANS, LOUISIANA                  70130
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (504) 524-1801

Securities registered pursuant to Section 12(b) of the Act:       NONE

Securities registered pursuant to Section 12(g) of the Act:       NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             YES  / X / NO    /   /

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuer's revenues for its most recent fiscal year: None

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was $313,450.

      The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1999:

      Common Stock, $1.00 Par Value - 83,233 shares

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Compressco, Inc., formerly Emerging Alpha Corporation (together with its subsidiaries unless the context indicates otherwise, the "Company"), was incorporated in the State of Delaware on February 10, 1993 for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigation warrants, acquire a business opportunity presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of a publicly held corporation. Prior to October 1999, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. After careful investigation and analysis, the Company decided in 1999 to enter into the natural gas compression business.

COMPANY OVERVIEW AND STRATEGY

The Company has two wholly owned operating subsidiaries engaged in compressor manufacturing and services. In October 1999, the Company purchased a privately held natural gas compressor manufacturing and service company, Gas Jack, Inc., ("Gas Jack") for $2.7 million in cash. Gas Jack was established in 1990 for the purpose of developing a low cost method of producing pressure depleted gas reservoirs. In October 1999, the Company also purchased GJ Measurement, L.L.C. ("GJ Measurement"), a natural gas, measurement, testing and service company, for 33,333 shares of the Company's common stock.

Gas Jack manufactures, sells and rents low cost well head compressors for use on low volume, low pressure gas wells. The technology extends the production and life of pressure depleted reserves. Gas Jack has a proven product in the field that has provided production improvements equaling more than twice the production before installation of the compressor. Gas Jack has focused on developing relationships, which has resulted in customer confidence and satisfaction. The Company has a stable and motivated work force that is committed to the success of the Company. Gas Jack has manufactured a total of 417 compressors of which 206 are currently owned by Gas Jack and utilized in its leasing operation. In addition the Company recently purchased 190 Ford industrial 460 cubic inch V-8 engines from Ford Power Products, which the Company intends to convert to compressors for future leasing or sale.

INDUSTRY OVERVIEW

Since 1981, the North American rig count has dropped from over 4,300 active drilling rigs to approximately 950 as of December 1999. As a result of this, one of the ways the natural gas industry has been able to increase available gas reserves has been through the lowering of line pressures. Many of the gas pipelines have gone through massive capital investments in compression to lower pressures from 800-1000 PSIG to 50-400 PSIG.

The lowering of pipeline pressure has in fact greatly increased the market potential for Gas Jack's compressor units. The Company believes that lower manufacturing and operational costs coupled with a more efficient design makes these units superior to the high discharge pressure compressor used in the past. The Gas Jack units also use less fuel for increased efficiency as compared with units used in the past.

Many natural gas wells today are of a low-pressure marginal nature. In fact, all natural gas wells at some point in their life will require compression.

Compression will be needed for getting the gas produced into the pipeline collection system or needed to create enough gas velocity in the production tubing string to lift fluid off the formation.

COMPETITION

Primary competition for the compression manufacturing and service end of the Company is from various local and regional packagers that generally use a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. The existing Gas Jack business competes with these packagers by making use of the engine for both compression and drive thereby eliminating a significant amount of the cost associated with the competitor offerings. The Company believes that its patented technology helps it to maintain a competitive position in the marginal well application of compressor technology. The gas compression industry is highly competitive but Gas Jack is positioned well because it has focused its products and efforts on low volume, low pressure oil and gas wells.

EMPLOYEES AND CONSULTANTS

As of December 31, 1999 the Company and its subsidiaries had a total of 27 employees.

CUSTOMERS AND SUPPLIERS

During the nine months ended December 31, 1999, the Company had sales to one customer comprising approximately 11% of revenues. The Company purchases a substantial portion of its equipment, specifically, compressor engines and related items, from one supplier, Ford Motor Company.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company has manufactured a total of 417 compressors. As of the end of 1999, Gas Jack has a compressor fleet of 206 units; of these units, 201 are currently under lease contract. The Company's leases are for monthly and annual terms. These units, as well as contracted maintenance on another 42 sold units, are maintained by company personnel and contracted third parties. Since the inception of Gas Jack in 1990, an aggregate of 211 units have been sold to customers in the United States, Canada, Indonesia and Argentina.

The Gas Jack compressor utilizes an integral design as the frame for the compressor. A Ford industrial 460 cubic inch V-8 is modified so that one bank of four cylinders uses natural gas from the well to power the other bank of four cylinders that provide compression. This configuration is capable of handling suction pressures from vacuum conditions of up to -12 inches vacuum and discharge pressures of up to 250 PSIG. This configuration allows the Company to provide a moderately priced, reliable well head compressor that is easy to maintain and does not require special parts, tools, fluids or training to operate. The design also allows for a compact unit that is easily transported and requires minimal site preparation, which assists the producer in testing and evaluating subject properties.

As well as increasing reserve recovery from older, marginal gas wells producing from permeable, porous formations, the compressor has proven to be an excellent production tool for traditional compressor applications (i.e., augmenting the well's pressure to overcome a higher sales line pressure), increasing fluid production, and as first stage compression on pipeline gathering systems.

Gas Jack currently holds three active patents. These patents cover the combined compressor/engine design, specific designs for natural gas applications and special instrumentation for measuring engine oil viscosity declines below an acceptable level.

Since the introduction of the Gas Jack compressor, many design improvements have been implemented which have resulted in improved performance and reduced maintenance. Some of the design improvements are: custom pistons for the compressor side utilizing an extra oil ring, single piece power take off shaft for driving the after cooler fan, repositioning the radiator for increased cooling efficiency and limiting damage when a water pump fails, a custom, balanced, single piece compressor piston used in the higher discharge units (in excess 125 PSIG), numerous ignition and instrumentation improvements, etc.

The current manufacturing staff and facility at Gas Jack is capable of producing six new units per month, as well as the required reconditioning of units that are returned from leases. Over the last few years, the Company has improved its shop and suppliers scheduling, implemented shop and supplier's quality control, maximized the use of its existing facility and personnel. This has resulted in cost reductions, minimized rework, improved inventory control and increased production efficiency.


ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the last quarter of the fiscal period ended December 31, 1999.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not and has not been traded on a stock exchange or national quotation system. As of December 31, 1999, there were 338 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Prior to October 1999, the Company had no business operations; its only revenue since its inception in 1993 was from interest income and its only expenses related to administrative expenses. In October 1999, the Company purchased a privately held natural gas compressor manufacturing and service company, Gas Jack, for $2.7 million in cash, and also purchase GJ Measurement for 33,333 shares of common stock. These acquisitions were accounted for under the purchase method of accounting.

In connection with the acquisitions, the Company's fiscal year end was changed from March 31 to December 31. The following sets forth selected financial information for the fiscal years ended and as of March 31, 1999 and for the nine months ended December 31, 1998 and 1999 and as of December 31, 1999 and is qualified in its entirety by the financial statements appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

              SELECTED CONSOLIDATED FINANCIAL DATA FOR COMPRESSO

STATEMENT OF OPERATIONS DATA:

                                           FISCAL YEAR       NINE MONTHS ENDED
                                             ENDED             DECEMBER 31,
                                            MARCH 31,    --------------------------
                                              1999           1998          1999
                                              ----           ----          ----

Operating Revenues ...................           --             --       $  786,159
Cost of Sales and Expenses ...........           --             --          715,022
Operating Income (Expense) ...........     $    1,377     $    2,406         71,137
Net Income (Loss) ....................          1,377          2,406         (5,395)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash .................................     $  291,678                    $   96,256
Total Assets .........................        291,678                     4,439,554
Total Liabilities ....................          1,800                     3,733,241
Stockholders' Equity .................        289,878                       706,313

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

COMPRESSCO, INC.
NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999 AND NINE MONTHS ENDED DECEMBER 31, 1998

The Company's results of operations for the nine months ended December 31, 1999 reflect the acquisition of Gas Jack on October 29, 1999. Prior to the acquisition, Compressco had no business operations. For all periods prior to 1999, Compressco's only revenue was from interest income from equity invested in the Compressco and expenses related to administration of Compressco's assets.

For this approximate two month period in 1999 following the acquisition, the Company had revenues of $786,159, cost of sales and administrative expenses of $715,022 and operating income of $71,137. There were no comparable results for fiscal 1999 or the nine months ended December 31, 1998.

For the nine months ended December 31, 1999, the Company had interest income of $16,097 compared to interest income of $15,633 and $12,057 for the fiscal year ended March 31, 1999 ("fiscal 1999") and the nine months ended December 31, 1998, respectively. The change in results reflect slightly different return on invested assets.

For the nine months ended December 31, 1999, the Company had interest expense of $46,823, which primarily related to the outstanding borrowing under the credit facilities entered into in connection with the Gas Jack acquisition.

For the nine months ended December 31, 1999, the Company had other expenses of $45,806 compared to other expenses of $14,256 and $9,651 for fiscal 1999 and the nine months ended December 31, 1998, respectively. The change in results primarily reflects the higher level of miscellaneous expenses following the acquisition of Gas Jack in October 1999.

SELECTED CONSOLIDATED FINANCIAL DATA FOR GAS JACK

STATEMENT OF OPERATIONS DATA:
                                                                  PERIOD FROM
                                                YEAR ENDED         JANUARY 1
                                               DECEMBER 31,     TO OCTOBER 29,
                                                   1998              1999
                                                   ----              ----

Operating Revenues ....................          $3,252,570        $3,006,623
Cost of Sales and Expenses ............           2,711,080         2,662,221
Operating Income ......................             541,490           344,402
Net Income ............................             317,881           188,279

The following discussions regarding the financial statements of Gas Jack should be read in conjunction with the Gas Jack financial statements and the notes thereto.

GAS JACK, INC.
PERIOD FROM JANUARY 1, 1999 TO OCTOBER 29, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Gas Jack was acquired by Compressco on October 29, 1999 and therefore did not report separate results after this date.

Revenues for the 1999 period were $3,006,623 compared to the 1998 year of $3,252,570; an overall decrease but an increase of approximately 11% after taking into consideration the shorter 1999 period prior to the acquisition by Compressco. The increase was primarily due to the sales of compressors which aggregated $734,394 for the 1999 period compared to $645,635 for the year 1998.

The cost of sales and expenses for the 1999 period were 89% of revenues compared to 83% in the 1998 year. Operating expenses for the 1999 period were $1,733,372, or 58% of revenues, compared to $1,801,647, or 55% of revenues, for the year 1998. The increase in operating expenses was due primarily to the manufacture of fewer compressors in 1999 resulting in a lower amount of costs being capitalized as a cost of compressor manufacturing. Gas Jack manufactured 11 compressors in the 1999 period compared to 47 in the year 1998. The decrease in the number of compressors was due to lower demand in the first half of 1999 as a result of lower natural gas prices.

Depreciation expense increased in the 1999 period to $1,801,647 compared to $1,733,772 for the 1998 year due to more compressors being in service in 1999.

Net income was $188,279, or 6% of revenues, for the 1999 period compared to $317,881, or 10% of revenues, for the 1998 year. The decrease in net income was primarily due to higher operating expenses and depreciation expense in 1999.

LIQUIDITY AND CAPITAL RESOURCES

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at a fixed rate of 8.8%. Principal payments of $46,667, plus accrued interest, are due monthly until maturity on September 30, 2004. The loan is secured with the assets and compressor leases of Gas Jack, an investment account owned by the Company's Chairman, and a personal guarantee of the Company's President.

On October 29, 1999, the Company and Gas Jack entered into a revolving line of credit agreement with Hibernia. Under the agreement, the Company may borrow up to the lesser of (i) $1,000,000 or (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory. The line of credit bears interest at Wall Street Journal Prime Rate (8.5% at December 31, 1999). Interest is due monthly with all outstanding borrowings due at maturity on October 29, 2001. The loan is secured with the assets and compressor leases of Gas Jack, an investment account owned by the Company's Chairman, and a personal guarantee of the Company's President.

In connection with the acquisition of an additional company in October 1999, the Company assumed two outstanding notes payable to banks. The notes bear interest ranging from a fixed rate of 8.75% to Wall Street Journal Prime Rate plus 2.0% (10.5% at December 31, 1999). Principal and interest payments totaling $327 is due on the fixed rate note until its maturity in May 2000. Interest on the variable rate note was due monthly with all principal due at maturity. The entire outstanding balance of the variable rate note at December 31, 1999 of $18,385 was paid in full in February 2000.

The Company believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund the Company's requirements for current operations through 2000. However, in connection with any expansion of operations or acquisition activities, it is likely that the Company will need additional sources of debt or equity financing. The Company cannot provide assurance that these funds will be available or if available will be available on satisfactory terms.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-KSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes," "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-KSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-KSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. The inclusion for the forward-looking statements contained in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-KSB will be achieved. In light of the foregoing, readers of this Form 10-KSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements beginning on page F-1.

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

                                      YEAR               OFFICE WITH
         NAME              AGE       ELECTED               COMPANY
         ----              ---       -------               -------

Burt H. Keenan             60         1993     Chairman of the Board

Brooks Mims Talton         33         1999     Chief Executive Officer and
                                               Director

Jerry W. Jarrell           58         1994     Chief Financial Officer and
                                               Director

D. B. H. Chaffe III        66         1993     Director

Jack Rettig                46         1999     Director

Daniel B. Killeen          66         1993     Director

Jeffrey Henderson          50         1999     Director and President of Gas
                                               Jack


Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation".

BURT H. KEENAN is a Director and Founder of Independent Energy Holdings PLC, a U.K. public company trading on the London Stock Exchange and the Nasdaq National Markets. Previously, Mr. Keenan was the Chairman and Chief Executive Officer of Independent Energy. Since 1987 he has been associated with Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, where he specializes in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the Founder, Chairman and CEO of Offshore Logistics, Inc., a public oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan was a member of the National Advisory Council on Oceans and Atmosphere, a United States Presidential Commission, and of various industry associations. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University. He is also a Director of Telescan Incorporated, a Nasdaq traded technology company, and several private companies in the United States and Canada.

BROOKS MIMS TALTON is the Founder and President of Master Meter, L.L.C., operating since 1994 as a natural gas measurement, monitoring and control systems company. Customers range from small independents to major oil and gas companies. From 1991 to 1994 he was Founder and Co-owner of Well Link Corporation. From 1989 to 1991 he operated as a sole proprietor, Mims Oil Tools specializing in automated plunger lift production systems. Results in many cases increased natural gas production four fold. Prior to 1989 Mr. Talton worked for two highly successful oil and gas exploration and production companies performing prospect research and development. Mr. Talton holds a B.A., in Political Science with an emphasis on Energy/Public Policy from the University of Oklahoma.

JERRY JARRELL is a Director and Founder of Independent Energy Holdings PLC. Previously Mr. Jarrell was Director of Finance with Independent Energy. He was Chief Financial Officer for the Woodson Companies, an oilfield construction company, from 1977 to 1990. From 1971 to 1977, he was Secretary-Controller for Offshore Logistics. From 1966 to 1971, he was a Certified Public Accountant with Arthur Andersen and Company, and holds a B.S. degree in accounting from Louisiana Tech University.

D.B.H. CHAFFE III has been President and CEO of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1982. From 1981 to 1985, Mr. Chaffe was President, CEO and Treasurer of Becker & Associates, Inc., a marine contracting firm, following a leveraged buy-out by Mr. Chaffe and two other individuals. From 1969 to 1981, he was Executive Vice President and Director and head of corporate finance at Howard, Weil, Labouisse, Friedrichs, Inc., Prior to 1969, Mr. Chaffe was a registered representative and principal of investment banking firms. He has served on advisory committees and has been a member of National Securities Associations and stock exchanges. Mr. Chaffe received a Bachelors degree in engineering from Tulane University.

JACK RETTIG was president of Moores Wireline, a oilfield service company, from 1993 to 1998 and currently is an independent consultant. During 1978 to 1993 he worked with various exploration and production companies including Exxon, Tee Operating, Pacific Enterprises and Walter International. He graduated from Louisiana State University in 1978 with a BS in mechanical engineering.

DANIEL B. KILLEEN was an associate professor in information systems in the A.
B. Freeman School of Business at Tulane University from 1983 until retiring in 1994. From 1967 to 1983 he was Director of Computing at Tulane University, responsible for all computing activities and a staff of fifty. Mr. Killeen performs consulting work for business and industry throughout the Gulf South. Mr. Killeen has received degrees in Physics and a Ph.D in Engineering, and is affiliated with several honorary business and scientific societies. He is a registered Louisiana professional engineer.

JEFFREY HENDERSON has been President of Gas Jack, Inc. since 1994. Mr. Henderson is a certified public accountant.

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's executive officers during each of the last three fiscal periods. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

BOARD COMMITTEES

AUDIT COMMITTEE

Our audit committee consists of Jerry Jarrell, Burt H. Keenan and Brooks Mims Talton. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures.
COMPENSATION COMMITTEE

Our compensation committee consists of Burt H. Keenan and Jerry W. Jarrell. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until October 1999, the Company had no employees and no compensation committee. No member of the compensation committee is or has been an employee of the Company at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

Other than reimbursing directors for customary and reasonable expenses incurred in attending board of directors and committee meetings, we do not currently compensate our directors.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to Mr. Keenan and Mr. Talton, who each served as our chief executive officer for a portion of the nine months ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                           ANNUAL            LONG-TERM
                                        COMPENSATION        COMPENSATION
                                     -------------------     SECURITIES
                                                             UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION          SALARY       BONUS        OPTIONS       COMPENSATION
---------------------------          ------       -----        -------       ------------

Burt H. Keenan President (1)....       --          --           5,000             --
Brooks Mims Talton(2)...........     $13,333     $20,000         --               --
------------------
(1)   Mr. Keenan served as President until the date of the Gas Jack acquisition on October 29, 1999.
(2)   Mr. Talton became CEO in connection with the Gas Jack acquisition on
      October 29, 1999.


OPTION GRANTS

The following table sets forth information regarding options granted to the named executive officer during nine months ended December 31, 1999.

                                                                              POTENTIAL
                                                                             REALIZABLE
                                                                              VALUE AT
                                                                            ASSUMED ANNUAL
                                    PERCENT OF                             RATES OF STOCK
                                      TOTAL                                      PRICE
                         NUMBER      OPTIONS                                APPRECIATION FOR
                           OF       GRANTED TO   EXERCISE                     OPTION TERM
                         OPTIONS    EMPLOYEES      PRICE     EXPIRATION   -------------------
NAME                     GRANTED     IN 1999     ($/SHARE)      DATE          5%        10%
----                     -------     -------     ---------      ----      ---------   -------
Burt H. Keenan ......     5,000       26.38%       $15.00      12-21-05     $25,507   $57,867
Brooks Mims Talton...       --          --           --          --           --        --

      The percent of total options granted to employees in the above table is based on 19,000 options granted to employees in this period.

      Options were granted at an exercise price equal to the fair market value of our common stock, as determined by our board of directors on the date of grant. In making this determination, the board of directors considered a number of factors, including:

o     our historical and prospective future revenue and profitability;
o     our cash balance and rate of cash consumption;
o     the development and size of the market for our services;
o     the status of our financing activities;
o the stability of our management team; and o the breadth of our service offerings.

   The amounts reflected in the "Potential Realizable Value" column of the foregoing table are calculated assuming that the fair market value of the common stock on the date of the grant as determined by the board of directors appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and the common stock received therefor is sold on the last day of the term of the option for the appreciated price. The 5% and 10% rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of the common stock.

1999 OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth information concerning the value realized upon exercise of options during 1999 and the number and value of unexercised options held by the named executive officers at December 31, 1999. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of December 31, 1999, determined by the board of directors in the manner discussed above to be $10.00 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.


                                                                                  VALUE OF UNEXERCISED IN-
                          SHARES                                                    THE-MONEY OPTIONS AT
                          ACQUIRED                   NUMBER OF UNEXERCISED            DECEMBER 31, 1999
                            ON         VALUE     OPTIONS AT DECEMBER 31, 1999    ---------------------------
NAME                     EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                     --------    --------    -----------    -------------    -----------   -------------
Burt H. Keenan.........    2,200        --           --             5,000            --             --
Brooks Mims Talton.....     --          --           --              --              --             --


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                              NUMBER OF SHARES OF
                                                 COMMON STOCK
NAME                                          BENEFICIALLY OWNED       PERCENT
----                                          ------------------       -------

Burt H. Keenan                                      11,350               13.6
Brooks Mims Talton                                  33,333               40.0
Jerry W. Jarrell                                     2,125                2.6
D. B. H. Chaffe III                                  4,320                5.2
Jack Rettig                                             --                 --
Daniel B. Killeen                                      760                 .9
Jeffrey Henderson                                       --                 --
All officers and
directors as a group (7 persons)                    51,888               62.3

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, is for a term of 24 months and provides for $1,250 compensation per month, plus a one-time grant of options to purchase 2,000 shares of Common Stock at $12.00 per share. On January 1, 1997 the agreement was renewed for $750 per month. The agreement was renewed for $2,000 per month effective November 1, 1999. See "Stock Option Plan" below.

      All shares of Common Stock presently issued and outstanding are "restricted securities" as that term is defined under the Securities Act and may not be sold in the absence of registration or exemption under the Securities Act. Under current law, the shares cannot be sold for one year from the date they are purchased, and then only under limited circumstances.
See "Description of Securities."

STOCK OPTION PLAN

      The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

      In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 19,000 shares are issuable under options granted to officers, directors and key employees at $15.00 per share; all of these options become exercisable on December 21, 2002 and expire December 21, 2005. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, the Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

      Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

      Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 110% of the fair market value of the stock as of the date of grant; non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

      Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery of recourse promissory notes or a combination of notes, cash and shares of the Company's Common Stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company.

      Stock options granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's Common Stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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

      3.    Certificate of Incorporation and Bylaws

            *3.1        Restated Certificate of Incorporation
            *3.2        Bylaws
            *3.3        Proposed Certificate of Amendment to the Restated
Certificate of Incorporation

      10.   Material Contracts

            *10.1       1993 Stock Option Plan
            *10.2       Form of Stock Option Agreements with Messrs. Keenan,
                        Killeen, Jarrell and Chaffe with Schedule of Details
            **10.3      Stock Purchase Agreement, dated as of October 29, 1999,
                        by and among Emerging Alpha Corporation and the Stockholders of Gas Jack, Inc.
            **10.4      Loan Agreement, dated as of October 29, 1999, by and
                        between Hibernia National Bank and Emerging Alpha
                        Corporation.
            **10.5      Loan Agreement, dated as of October 29, 1999, by and
                        among Hibernia National Bank, Emerging Alpha
                        Corporation and Gas Jack, Inc.

      (b)   Reports of Form 8-K.

            October 29, 1999


------------------
* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.

** Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

                          INDEX TO FINANCIAL STATEMENTS


COMPRESSCO, INC.:

      Report of Independent Public Accountants............................F-2
      Balance Sheet as of December 31, 1999...............................F-3
      Statement of Operations for the Year Ended March 31, 1999 and the
         Nine Months Ended December 31, 1999 and 1998 (Unaudited).........F-4
      Consolidated Statement of Stockholders' Equity for the Year Ended
         March 31, 1999 and the Nine Months Ended December 31, 1999
         and 1998 (Unaudited) ............................................F-5
      Consolidated Statement of Cash Flows for the Year Ended March 31,
         1999 and the Nine Months Ended December 31, 1999 and 1998
         (Unaudited)..... ................................................F-6
      Notes to Consolidated Financial Statements .........................F-8

GAS JACK, INC.:

      Report of Independent Public Accountants...........................F-15
      Report of Independent Public Accountants...........................F-16
      Statements of Income for the Year Ended December 31, 1998, and the
         Period From January 1, 1999 Through October 29, 1999............F-17
      Statements of Stockholder's Equity for the Year Ended December 31,
         1998, and the Period From January 1, 1999 Through October 29,
         1999............ ...............................................F-18
      Statements of Cash Flows for the Year Ended December 31, 1998,
         and the Period From January 1, 1999 Through October 29, 1999....F-19
      Notes to Financial Statements......................................F-20

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Compressco, Inc.:

We have audited the accompanying consolidated balance sheet of Compressco, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 1999, and the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compressco, Inc. as of December 31, 1999, and the results of its and its cash flows for the nine months ended December 31, 1999, and the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.




Oklahoma City, Oklahoma,                                   Arthur Andersen LLP
February 11, 2000

                               COMPRESSCO, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $    96,256
   Accounts receivable, net of allowance of $27,000                   495,072
   Inventories                                                        803,411
   Other                                                               61,034
   Deferred income tax asset                                           13,385
                                                                  -----------

      Total current assets                                          1,469,158
                                                                  -----------

COMPRESSORS:
   Gas Jack Compressors                                             2,765,443
   Less- Accumulated depreciation                                    (100,190)
                                                                  -----------

      Total compressors, net                                        2,665,253
                                                                  -----------

VEHICLES AND EQUIPMENT:
   Vehicles                                                           160,733
   Equipment and other                                                145,225
                                                                  -----------

                                                                     305,958
   Less- Accumulated depreciation                                    (15,159)
                                                                  ----------

      Total vehicles and equipment, net                               290,799
                                                                  -----------

OTHER ASSETS                                                           14,344
                                                                  -----------

      Total assets                                                $ 4,439,554
                                                                  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $   537,567
   Accrued liabilities                                                 96,721
   Current portion of long-term debt                                  627,971
   Other                                                                8,273
                                                                  -----------

      Total current liabilities                                     1,270,532

LONG-TERM DEBT, net of current portion                              2,246,418

DEFERRED INCOME TAXES                                                 216,291
                                                                  -----------

      Total liabilities                                             3,733,241
                                                                  -----------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares authorized;
      no shares issued or outstanding                                   -
   Common stock, $1 par value; 20,000,000 shares authorized;
      83,233 shares issued and outstanding                             83,233
   Additional paid-in capital                                         633,657
   Retained deficit                                                  (10,577)
                                                                  ----------

      Total stockholders' equity                                      706,313
                                                                  -----------

      Total liabilities and stockholders' equity                  $ 4,439,554
                                                                  ===========


The accompanying notes are an integral part of this consolidated balance sheet.

                               COMPRESSCO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED MARCH 31, 1999 AND
         THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)




                                                          NINE MONTHS ENDED
                                       YEAR ENDED           DECEMBER 31,
                                        MARCH 31,           ------------
                                          1999            1999        1998
                                          ----            ----        ----
                                                                   (Unaudited)
REVENUES:
   Leasing revenue                     $   -          $ 463,269     $  -
   Sales - Gas Jack Compressors and
       parts                               -            277,207        -
   Service and other                       -             45,683        -
                                       ---------      ---------     --------

         Total revenues                    -            786,159        -
                                       ---------      ---------     --------

COST OF SALES AND EXPENSES:
   Cost of sales                           -            172,879        -
   Operating expenses                      -            429,793        -
   Depreciation expense                    -            112,350        -
                                       ---------      ---------     --------

         Total cost of sales and
            expenses                       -             715,022       -
                                       ---------      ---------     --------

OPERATING INCOME                               -         71,137        -

OPERATING INCOME (EXPENSE):
   Interest income                        15,633         16,097       12,057
   Interest expense                        -            (46,823)       -
   Other expenses                        (14,256)       (45,806)      (9,651)
                                       ---------      ---------     --------

         Total other income (expense)      1,377        (76,532)       2,406
                                       ---------      ---------     --------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                        1,377         (5,395)       2,406

PROVISION FOR INCOME TAXES                 -              -            -
                                       ---------      ---------     --------

NET INCOME (LOSS)                      $   1,377      $  (5,395)    $  2,406
                                       =========      =========     ========

BASIC EARNINGS PER COMMON SHARE        $    0.03      $   (0.11)    $   0.06
                                       =========      =========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               COMPRESSCO, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED MARCH 31, 1999 AND
                   THE NINE MONTHS ENDED DECEMBER 31, 1999



                                        COMMON STOCK                  RETAINED
                                    -------------------     PAID-IN   EARNINGS
                                    SHARES    PAR VALUE     CAPITAL   (DEFICIT)    TOTAL
                                    ------    ---------     -------   ---------    -----

BALANCE, March 31, 1998              43,600    $43,600     $251,460    $(6,559)  $288,501

Net income                             -          -            -         1,377      1,377
                                     ------    -------     --------    -------   --------

BALANCE, March 31, 1999              43,600     43,600      251,460     (5,182)   289,878

Issuance of common stock             33,333     33,333      299,997       -       333,330

Exercise of common stock options      6,300      6,300       82,200       -        88,500

Net loss                               -          -            -        (5,395)    (5,395)
                                     ------    -------     --------   --------   --------

BALANCE, December 31, 1999           83,233    $83,233     $633,657   $(10,577)  $706,313
                                     ======    =======     ========   ========   ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                               COMPRESSCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED MARCH 31, 1999 AND
         THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                            YEAR ENDED                 DECEMBER 31,
                                                             MARCH 31           ------------------------
                                                               1999            1999             1998
                                                               ----            ----             ----
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $     1,377     $    (5,395)     $     2,406
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities-
         Depreciation and amortization                              280         112,350              210
         Gain on sales of leased units                             --           (92,346)            --
         Other assets                                              --            12,972             --
         Changes in current assets and liabilities:
            Accounts receivable                                    --           194,880             --
            Inventories                                            --           (10,772)            --
            Other current assets                                   --           (39,115)          (2,103)
            Accounts payable                                        453         226,661             (907)
            Accrued liabilities                                    --           (12,773)            --
            Other current liabilities                              --             1,262             --
                                                            -----------     -----------      -----------

               Net cash provided by (used in)
                  operating activities                            2,110         387,724             (394)
                                                            -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to leased units                                       --          (351,528)            --
   Additions to vehicles and equipment                             --           (30,309)            --
   Proceeds from sales of leased units                             --           172,400             --
   Acquisition of business                                         --        (2,700,000)            --
   Cash acquired in acquisition of business                        --            40,254             --
                                                            -----------     -----------      -----------

               Net cash used in investing activities               --        (2,869,183)            --
                                                            -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                     --         2,800,000             --
   Principal payments on notes payable                             --          (652,957)            --
   Proceeds from line of credit                                    --            97,161             --
   Principal payments on line of credit                            --           (46,667)            --
   Proceeds from issuance of common stock from
   exercise of stock options                                       --            88,500             --
                                                            -----------     -----------      -----------

               Net cash provided by financing
                  activities                                       --         2,286,037             --
                                                            -----------     -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH  EQUIVALENTS                                              2,110        (195,422)            (394)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                    289,568         291,678          289,568
                                                            -----------     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                   $   291,678     $    96,256      $   289,174
                                                            ===========     ===========      ===========


                               COMPRESSCO, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED MARCH 31, 1999 AND
         THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)

                                       YEAR ENDED         NINE MONTHS ENDED
                                        MARCH 31,           DECEMBER 31,
                                                            ------------
                                          1999            1999        1998
                                          ----            ----        ----
                                                                   (Unaudited)
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Cash paid during the period for-
         Interest                      $   -          $  24,163     $  -
         Income taxes                  $   -          $  29,050     $  -

SUPPLEMENTAL DISCLOSURES OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Long-term debt assumed in
         acquisition of subsidiaries   $   -          $ 877,681     $  -

      Current liabilities assumed in
         acquisition of subsidiaries   $   -          $ 425,611     $  -

      Issuance of common stock in
         acquisition of subsidiaries   $   -          $ 333,330     $  -




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               COMPRESSCO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

Compressco, Inc, formerly Emerging Alpha Corporation (the "Company") was incorporated in the State of Delaware on February 10, 1993, for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigations warrant, acquire business opportunities. Since its inception, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. Upon investigation and analysis by the Company's management, the Company decided to enter certain segments of the natural gas industry including equipment manufacturing, compression services and production of natural gas reserves.

On October 29, 1999, the Company purchased all outstanding shares of the capital stock of Gas Jack Inc. ("Gas Jack"), an Oklahoma corporation, for $2.7 million and all outstanding units of GJ Measurement, L.L.C. ("GJ Measurement") in exchange for 33,333 shares of the Company's common stock. Both acquisitions, which are discussed in more detail in Note 4, were accounted for using the purchase method of accounting. Subsequent to the acquisition, both Gas Jack and GJ Measurement are wholly-owned subsidiaries of the Company. In connection with the acquisitions, the Company changed its fiscal year-end from March 31 to December 31.

The Company, through Gas Jack, is engaged primarily in the manufacture, leasing and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and leased to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico. GJ Measurement, an Oklahoma L.L.C, is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of the Company as of and for the nine months ending December 31, 1999 and the year ended March 31, 1999, and the accounts and operations as of and for the period from October 29, 1999 to December 31,1999, for Gas Jack and GJ Measurement. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period information has been reclassified to conform to the December 31, 1999, presentation.

INTERIM FINANCIAL INFORMATION

The interim consolidated financial statements for the nine months ended December 31, 1998, are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements have been included.

CASH FLOWS

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of compressor components and parts, and work-in-progress, and are stated at the lower of cost or market using the first-in, first-out method.

COMPRESSORS, VEHICLES AND EQUIPMENT

Leased units include those compressors currently being leased and available for lease. Leased units, vehicles and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

      Compressors                   7 years

      Vehicles                      5 years

      Equipment and other           7 years

REVENUE RECOGNITION

Sales revenue is recorded upon shipment of sold compressors. Revenues from lease and service agreements are recorded as earned over the lives of the respective contracts.

INCOME TAXES

Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred income tax assets and liabilities are computed using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the period in which the temporary differences are expected to be used. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings (loss) per common share was 43,600 for the year ending March 31, 1999 and 49,526 for the nine months ended December 31, 1999. Although options on 6,300 shares of common stock were outstanding from April 1, 1998 through December 21, 1999, and options on 22,500 shares of common stock were outstanding from December 21, 1999 through December 31, 1999, no diluted earnings per share is presented, as their effects were anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    INVENTORIES:

Inventories consist of the following at December 31, 1999:

      Components and parts                         $ 664,549
      Work-in-progress                               138,862
                                                   ---------

                                                   $ 803,411
                                                   =========

4.    ACQUISITIONS:

On October 29, 1999, the Company purchased all outstanding shares of the capital stock of Gas Jack for $2.7 million in cash. In addition, on October 29, 1999, the Company acquired all outstanding units ("GJ Measurement") in exchange for 33,333 shares of the Company's common stock. Both acquisitions were accounted for using the purchase method of accounting. The Company did not recognize any goodwill as a result of these acquisitions.

A summary of the values assigned to the assets acquired, liabilities assumed, and equity securities issued in connection with these acquisitions, is as follows:

     Current assets                                $ 1,544,764
     Compressors, vehicles and equipment             2,764,542
     Other noncurrent assets                            27,316
     Current liabilities                              (425,611)
     Long-term liabilities                            (877,681)
                                                   -----------

           Net assets acquired                     $ 3,033,330
                                                   ===========

     Purchase price consisting of:
        Common stock issued                        $   333,330
        Cash paid for common stock of Gas Jack       2,700,000
                                                   -----------

           Total purchase price                    $ 3,033,330
                                                   ===========

The liabilities assumed and common stock issued in connection with these acquisitions are noncash financing activities and are not included on the accompanying consolidated statements of cash flows for the nine months ended December 31, 1999.

The following unaudited pro forma financial information presents total operating revenues, net income and net income per share of the Company after giving effect to the acquisitions. The unaudited pro forma financial information for the nine months ended December 31, 1999, gives effect to the acquisition as if it had occurred at April 1, 1999. The unaudited pro forma financial information for the year ended March 31, 1999, gives effect to the acquisition as if it had occurred at April 1, 1998.

The following information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated at the beginning of the periods for which the transaction is being given effect, nor is it necessarily indicative of future operating results.


                                        YEAR ENDED          NINE MONTHS ENDED
                                      MARCH 31 , 1999       DECEMBER 31, 1999
                                      ---------------       -----------------
                                                (Unaudited, pro forma)

      Operating revenues                $3,283,495             $3,006,623
      Net income                           171,209                 18,798

      Basic earnings per common share         2.23                  0.24

5.    LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1999:

      Term loan (a)                                $2,753,332
      Revolving line of credit (b)                     97,161
      Notes payable (c)                                23,896
                                                   ----------

         Outstanding debt                           2,874,389

         Less- Current portion                        627,971
                                                   ----------

            Total long-term debt                   $2,246,419
                                                   ==========

(a) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on September 30, 2004. The loan is secured with the assets and compressor leases of Gas Jack, an investment account owned by the Company's Chairman, and a personal guarantee of the Company's President.

(b) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement the Company can borrow the lessor of $1,000,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory. The line of credit bears interest at Wall Street Journal Prime Rate (8.5% at December 31, 1999). Interest is due monthly with all outstanding borrowings due at maturity on October 29, 2001. The loan is secured with the assets and compressor leases of Gas Jack, an investment account owned by the Company' Chairman, and a personal guarantee of the Company's President.

(c) In connection with the acquisition of GJ Measurement, the Company assumed two outstanding notes payable with banks. The notes bear interest ranging from a fixed rate of 8.75% to Wall Street Journal Prime Rate plus 2.0% (10.5% at December 31, 1999). Principal and interest payments totaling $327 are due on the fixed rate note until its maturity in May 2000. Interest on the variable rate note is due monthly with all principal due at maturity. The entire outstanding balance of the variable rate note at December 31, 1999, of $18,385 was paid in full in February 2000.

The annual maturities of long-term debt subsequent to December 31, 1999, are as follows:

      2000                                         $  627,971
      2001                                            659,753
      2002                                            560,000
      2003                                            560,000
      2004 and thereafter                             466,665
                                                   ----------

      Total                                        $2,874,389
                                                   ==========

6.    INCOME TAXES:

The components of income taxes are set forth as follows:

                                        YEAR ENDED          NINE MONTHS ENDED
                                      MARCH 31 , 1999       DECEMBER 31, 1999
                                      ---------------       -----------------
      Current provision (benefit)         $    -                 $   -
      Deferred provision (benefit)             -                     -
                                          ------                 -----

      Income taxes                        $    -                 $   -
                                          ======                 =====

The differences between the provision for income taxes at the expected Federal statutory rates and the provision for income taxes recorded in the consolidated statements of operations are summarized as follows:


                                        YEAR ENDED          NINE MONTHS ENDED
                                      MARCH 31 , 1999       DECEMBER 31, 1999
                                      ---------------       -----------------
      Federal income tax at statutory
        rates                            $     468             $   1,834
      State income taxes, net of Federal
         income tax benefit                     60                   236
      Nondeductible expenses                 -                    (2,115)
      Other                                  -                        45
      Change in valuation allowance           (528)                 -
                                         ---------              --------

         Provision for income taxes      $    -                 $   -
                                         =========              ========

 The significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 1999:

      Deferred tax assets:
         Net operating losses                      $  28,563
         Accounts receivable                          10,363
         Other                                         3,022
                                                   ---------

            Gross deferred tax assets                 41,948

      Deferred tax liabilities:
         Depreciation                              (244,854)
                                                   --------
            Net deferred tax liabilities           $(202,906)
                                                   =========

In connection with the acquisition of Gas Jack and GJ Measurement, the Company recorded a net deferred tax liability associated with Gas Jack's cumulative temporary differences of approximately $203,000. In addition, as a result of the acquisitions the Company eliminated its previously recorded valuation allowance of $2,945 as part of the purchase accounting.

At December 31, 1999, the Company has cumulative net operating loss carryforwards of approximately $74,000 which will begin to expire in 2010.

7.    STOCK OWNERSHIP AND INCENTIVE STOCK OPTION PLANS:

The Company's 1993 Stock Option Plan ("the Plan") provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options. During 1993, the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. During 1994, the Company granted options to a director to purchase 2,000 shares of common stock at $12 per share. On December 21, 1999, all outstanding options were exercised. In addition, on December 21, 1999, the Company authorized the issuance of 22,500 options to purchase common stock of which the Company granted options to purchase 19,000 shares of common stock at $15 per share to certain directors, officers and employees.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for the Company at March 31, 1997. Under SFAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant. The Company accounts for its stock-based compensation plan under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if SFAS 123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and later. As a result, SFAS 123 is not applicable to the Company's stock options granted in 1993 and 1994. The impact of accounting for the 1999 grants under SFAS 123 would not be material.

8.    RELATED PARTIES:

Included in other current assets are advances made to employees for travel and entertainment costs. At December 31, 1999, employee advances totaled approximately $8,600.

Certain officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the nine months ended December 31, 1999 and the year ended March 31, 1999, a consulting fee of $750 per month was paid to the Company's Treasurer. This consulting fee was increased to $2,000 per month effective November 1, 1999.

9.    LEASE AGREEMENTS:

FACILITIES LEASES

The Company has a month-to-month lease for its manufacturing facilities.

VEHICLE LEASES

The Company leases certain vehicles with terms ranging up to two years. As of December 31, 1999, future annual minimum lease payments under noncancellable operating leases were approximately $52,600 for 2000 and $28,500 for 2001.

Rent expense under all operating leases was approximately $84,000 and $0 for the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.

10.   MAJOR CUSTOMERS:

During the period ended December 31, 1999, the Company had sales to one customer which amounted to approximately 11% of the Company's total 1999 revenue. During the year ended March 31, 1999, the Company had sales to one customer which amounted to approximately 11% of the Company's total 1998 revenue.

11.   GAS JACK COMPRESSOR LEASES:

The Company leases Gas Jack Compressors to customers on terms ranging from two weeks to one year. As of December 31, 1999, future minimum lease payments receivable under noncancellable operating leases were approximately $506,000 for 2000.

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Gas Jack, Inc.:

We have audited the accompanying statements of income, stockholder's equity and cash flows of Gas Jack, Inc. for the period from January 1, 1999 through October 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Gas Jack, Inc.'s results of operations and its cash flows for the period from January 1, 1999 through October 29, 1999, in conformity with accounting principles generally accepted in the United States.




Oklahoma City, Oklahoma,                                     Arthur Andersen LLP
February 11, 2000

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholder of Gas Jack, Inc.:

We have audited the balance sheet (not presented herein) and the related statements of income, stockholders' equity and cash flows of Gas Jack, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Gas Jack's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Gas Jack, Inc.'s financial position, results of operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




Oklahoma City, Oklahoma,                                   Deloitte & Touche LLP
April 26, 1999

                                GAS JACK, INC.

                             STATEMENTS OF INCOME
             FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE PERIOD
                FROM JANUARY 1, 1999, THROUGH OCTOBER 29, 1999




                                                  YEAR ENDED      PERIOD ENDED
                                                 DECEMBER 31,      OCTOBER 29,
                                                     1998             1999
                                                     ----             ----
REVENUES:
   Leasing revenue                                $2,406,501      $ 2,122,734
   Sales - Gas Jack Compressors and parts            645,635          734,394
   Service and other                                 200,434          149,495
                                                  ----------      -----------

         Total revenues                            3,252,570        3,006,623
                                                  ----------      -----------

COST OF SALES AND EXPENSES:
   Cost of sales                                     382,946          417,684
   Operating expenses                              1,801,647        1,733,772
   Depreciation expense                              526,487          510,765
                                                  ----------      -----------

         Total cost of sales and expenses          2,711,080        2,662,221
                                                  ----------      -----------

OPERATING INCOME                                     541,490          344,402

OTHER INCOME (EXPENSES):
   Interest income                                    12,676            7,130
   Interest expense                                  (26,651)         (33,611)
   Other income                                        2,616            2,110
                                                  ----------      -----------

         Total other expenses                        (11,359)         (24,371)
                                                  ----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             530,131          320,031

PROVISION FOR INCOME TAXES                           212,250          131,752
                                                  ----------      -----------

NET INCOME                                        $  317,881      $   188,279
                                                  ==========      ===========



  The accompanying notes are an integral part of these financial statements.


                                GAS JACK, INC.

                      STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE PERIOD
                FROM JANUARY 1, 1999, THROUGH OCTOBER 29, 1999




                            COMMON STOCK                                                                 NOTES
                        ---------------------                                                         RECEIVABLE
                                         PAR          PAID-IN         RETAINED        TREASURY            FROM
                        SHARES          VALUE         CAPITAL         EARNINGS          STOCK         STOCKHOLDERS
                        ------          -----         -------         --------          -----         ------------

BALANCE,
   December 31, 1997   2,364,753     $   236,475     $ 2,093,657     $   624,365     $  (506,204)     $   (48,000)

   Net income               --              --              --           317,881             --              --
                       ---------     -----------     -----------     -----------     -----------      -----------

BALANCE,
   December 31, 1998   2,364,753         236,475       2,093,657         942,246        (506,204)         (48,000)

   Net income               --              --              --           188,279             --              --
                       ---------     -----------     -----------     -----------     -----------      -----------

BALANCE,
   October 29, 1999    2,364,753     $   236,475     $ 2,093,657     $ 1,130,525      $  (506,204)    $   (48,000)
                       =========     ===========     ===========     ===========      ===========     ===========



The accompanying notes are an integral part of these financial statements.




                                GAS JACK, INC.

                           STATEMENTS OF CASH FLOWS
             FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE PERIOD
                FROM JANUARY 1, 1999, THROUGH OCTOBER 29, 1999


                                                             YEAR ENDED      PERIOD ENDED
                                                            DECEMBER 31,      OCTOBER 29,
                                                                1998             1999
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   317,881      $   188,279
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities-
         Depreciation                                           526,487          510,765
         Deferred income taxes                                   68,851           39,097
         Gain on sales of leased units                         (223,653)        (181,913)
         Loss on sales of vehicles and equipment                  1,847
                                                                                   1,860
         Changes in current assets and liabilities:
            Accounts receivable                                 (29,186)        (291,698)
            Inventories                                         (94,429)        (402,988)
            Other current assets                                 20,450            6,377
            Other assets                                         17,392            1,592
            Accounts payable and accrued liabilities            (81,318)
                                                                                 (25,863)
            Other current liabilities                           (88,516)          60,901
                                                            -----------      -----------

               Net cash provided by (used in) operating
                  activities                                    435,806          (93,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to leased units                                 (1,194,669)        (374,782)
   Additions to vehicles and equipment                          (20,022)         (69,402)
   Proceeds from sales of leased units                          422,400          368,550
   Proceeds from sales of vehicles and equipment                 36,244            3,000
                                                            -----------      -----------

               Net cash used in investing activities           (756,047)         (72,634)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                  375,000          308,000
   Principal payments on notes payable                         (105,132)        (130,686)
                                                            -----------      -----------

         Net cash provided by financing activities              269,868          177,314

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                  (50,373)          11,089

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                        79,538           29,165
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    29,165      $    40,254
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for-
      Interest                                              $    23,686      $    33,611
      Income taxes                                          $   143,399      $    96,290



  The accompanying notes are an integral part of these financial statements.



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Gas Jack Inc. (the "Company"), an Oklahoma corporation, is engaged in the manufacturing of the Gas Jack Compressor that provides economical well head compression to mature, low pressure natural gas wells. The compressors are currently sold and leased to natural gas producers primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico.

On October 29, 1999, pursuant to the terms of the Stock Purchase Agreement by and among Emerging Alpha Corporation ("Emerging Alpha") and the stockholders of the Company, Emerging Alpha acquired all of the outstanding capital stock of the Company.

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOWS

For purposes of the statements of cash flows, the Company considers all short-term investments with initial maturities of three months or less to be cash equivalents.

COMPRESSORS, VEHICLES AND EQUIPMENT

Leased units include those compressors currently being leased and available for lease. Leased units, vehicles and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

      Gas Jack Compressors          7 years

      Vehicles                      5 years

      Other Equipment               7 years

REVENUE RECOGNITION

Sales revenue is recorded upon shipment of sold compressors. Revenues from lease and service agreements are recorded as earned over the lives of the respective contracts.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax provision or benefit is based on the changes in the deferred tax asset or liability from period to period.

2.    INCOME TAXES:

The components of income taxes are set forth as follows:

                                                  YEAR ENDED      PERIOD ENDED
                                                 DECEMBER 31,      OCTOBER 29,
                                                     1998             1999
                                                     ----             ----

      Current                                     $  143,399      $    92,655
      Deferred                                        68,851           39,097
                                                  ----------      -----------

         Income taxes                             $  212,250      $   131,752
                                                  ==========      ===========

The differences between the provision for income taxes at the expected Federal statutory rates and the provision for income taxes recorded in the statements of operations are summarized as follows:

                                                  YEAR ENDED      PERIOD ENDED
                                                 DECEMBER 31,      OCTOBER 29,
                                                     1998             1999
                                                     ----             ----

      Federal income tax at statutory rates       $  180,245      $   108,811
      State income taxes, net of Federal income
         tax benefit                                  23,196           15,036
      Nondeductible expenses                           8,809            7,905
                                                  ----------      -----------

         Provision for income taxes               $  212,250      $   131,752
                                                  ==========      ===========

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 31,      OCTOBER 29,
                                                     1998             1999
                                                     ----             ----
      Deferred tax assets:
         Alternative minimum taxes                $   17,349      $     -
         Accounts receivable                           -               10,363
         Current liabilities                           -               15,736
         Other                                        26,329           17,372

            Gross deferred tax assets                 43,678           43,471
                                                  ----------      -----------

      Deferred tax liabilities:
         Depreciation                               (209,385)        (248,275)
                                                  ----------      -----------

            Net deferred tax liabilities          $ (165,707)     $  (204,804)
                                                  ==========      ===========

3.    STOCK OWNERSHIP AND INCENTIVE STOCK OPTION PLANS:

During 1992, the Company implemented a Stock Ownership Plan (the "Ownership Plan") to reward employees for their service to the Company. Under the Ownership Plan, 80,000 shares of $0.10 par value common stock were awarded to the employees on July 1, 1992, by the Board of Directors, with a four-year vesting period. As of October 29, 1999 and December 31, 1998, 80,000 shares were vested under the Ownership Plan. According to the Ownership Plan, all shares vested were callable or putable within one year after the employee's termination, based on the book value per share, as determined by the quarter ended immediately preceding the exercise of the call or put.

 The Company has an Incentive Stock Option Plan (the "Option Plan") and has reserved 250,000 shares of the Company's common stock $.10 par value for issuance under the Option Plan. The Option Plan limits participation to employees, and the option exercise price is established by the Board of Directors at a price not less than 100% of the fair value of the stock on the date of grant for employees who own less than 10% of the total combined voting power of all classes of stock of the Company. The option exercise price for options granted to employees who own more than 10% of the total combined voting power of all classes of stock of the Company is established by the Board of Directors at a price not less than 110% of the fair value of the stock on the date of grant, and such granted options expire five years from the date of grant. The maximum aggregate fair value of common stock for which any employee may be granted options which are exercisable for the first time in any one calendar year shall not exceed $100,000. Options granted under the Option Plan are exercisable at such times as the Board of Directors shall determine, and the option period shall not be for more than ten years from the date of grant. No options shall be granted after 2002.

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock ownership and option plans, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of pro forma net income as if the Company had adopted the fair value provisions of SFAS No. 123. No such disclosure has been provided as there were no options nor shares granted under the Ownership Plan or Option Plan for the period and year ended October 29, 1999 and December 31, 1998, respectively.

4.    RELATED PARTIES:

The Company sold and leased certain units to another company affiliated through common ownership and management. The total revenue from this affiliate for the period ended October 29, 1999 and the year ended December 31, 1998, was approximately $41,000 and $97,000, respectively.

5.    LEASE AGREEMENTS:

The Company leases certain vehicles with terms ranging up to two years. As of October 29, 1999, future annual minimum lease payments under noncancelable operating leases are approximately $53,000 and $43,000 for the years ending October 29, 2000 and 2001, respectively. The Company leases its manufacturing facilities under a month-to-month lease.

Rent expense under all operating leases was approximately $69,000 and $110,000 for the period ended October 29, 1999 and the year ended December 31, 1998, respectively.

6.    MAJOR CUSTOMERS:

The Company had sales to one customer which amounted to approximately 11% of the Company's total revenues for 1998 and the period ended October 29, 1999.

7.    GAS JACK COMPRESSOR LEASES:

The Company leases Gas Jack Compressors to customers on terms ranging from two weeks to one year. As of October 29, 1999, future minimum lease payments receivable under noncancellable operating leases were approximately $506,000 for 2000 and none thereafter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.


                                          COMPRESSCO, INC.

                                          By:   /S/ JERRY W. JARRELL
                                                ------------------------------
                                                Jerry W. Jarrell
                                                Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2000.


By:   /S/ BURT H. KEENAN                  Chairman of Board and Director
      -------------------------------
      Burt H. Keenan


By:   /S/ BROOKS MIMS TALTON              Chief Executive Officer, President
      -------------------------------     and Director
      Brooks Mims Talton



By:   /S/ JERRY W. JARRELL                Chief Financial Officer, Secretary
      -------------------------------     and Director
      Jerry W. Jarrell