Form 10QSB
period 2000-03-31
COMPRESSCO INC
filed 2000-05-15
CIK 904147

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

o [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

o [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to
   __________________.

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

                        YES  / X /        NO    /   /

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2000:

                Common Stock, $1.00 Par Value - 153,235 shares

                               COMPRESSCO, INC.

                               Index to Form 10-Q

                        Part I. FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements (Unaudited)

                Compressco, Inc.

                 Consolidated Balance Sheets as of March 31, 2000 and
                    December 31, 1999

                 Consolidated Statements of Operations for the Three Months
                    Ended March 31, 2000 and 1999

                 Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2000 and 1999

                 Notes to the Consolidated Financial Statements

                Gas Jack, Inc. (Predecessor Company)

                 Statement of Operations for the Three Months Ended March 31,
                    1999

                 Statement of Cash Flows for the Three Months Ended March 31,
                    1999

      Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations

                          Part II. OTHER INFORMATION

      Item 1.   Legal Proceedings

      Item 2.   Changes in Securities and Use of Proceeds

      Item 3.   Defaults Upon Senior Securities

      Item 4.   Submission of Matters to a Vote of Security Holders

      Item 5   Other Information

      Item 6   Exhibits and Reports on Form 8-K


PART 1.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

                                COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        MARCH 31,    DECEMBER 31,
                                                          2000           1999
                                                      -----------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash  equivalents                         $ 1,408,933    $    96,256
   Accounts receivable, net of allowance of $27,000       454,154        495,072
   Inventories                                            835,278        803,411
   Other                                                   67,045         61,034
   Deferred income tax asset                               12,919         13,385
                                                      -----------    -----------
      Total current assets                              2,778,329      1,469,158

PROPERTY AND EQUIPMENT:
   Gas Jack Compressors                                 3,393,869      2,765,443
      Less- Accumulated depreciation                     (250,706)      (100,190)
                                                      -----------    -----------
         Total compressors, net                         3,143,163      2,665,253
                                                      -----------    -----------
   Vehicles and equipment                                 350,285        305,958
      Less - Accumulated depreciation                     (33,699)       (15,159)
                                                      -----------    -----------
         Total vehicles and equipment, net                316,586        290,799


OTHER ASSETS                                               36,137         14,344
                                                      -----------    -----------

         Total assets                                 $ 6,274,215    $ 4,439,554
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
   Accounts payable                                       516,074        537,567
   Accrued liabilities                                     85,051         96,721
   Current portion of long-term debt                      560,000        627,971
   Other                                                    7,060          8,273
                                                      -----------    -----------
      Total current liabilities                         1,168,185      1,270,532

LONG-TERM DEBT, net of current portion                  2,055,921      2,246,418


DEFERRED INCOME TAXES                                     229,665        216,291

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000
     shares authorized; no shares issued or
     outstanding                                             --             --
   Common stock, $1 par value; 20,000,000 shares
     authorized; 153,235 and 83,233 shares issued
     and outstanding at March 31, 2000 and
     December 31, 1999, respectively                       153,235         83,233
   Additional paid-in capital                           2,663,735        633,657
   Retained earnings (deficit)                              3,474        (10,577)
                                                      -----------    -----------
      Total stockholders' equity                        2,820,444        706,313
                                                      -----------    -----------

      Total liabilities and stockholders' equity      $ 6,274,215    $ 4,439,554
                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated balance sheets.



                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                      2000            1999
REVENUES:
   Leasing revenue                                $   750,308           --
   Sales - Gas jack Compressors and parts             191,409           --
   Service and other                                  106,242           --
                                                  -----------    -----------
      Total revenues                                1,047,959           --
                                                  -----------    -----------

COST OF SALES AND EXPENSES:
   Cost of sales                                      133,612
   Operating expenses                                 647,868    $     4,604
   Depreciation expense                               171,120           --
                                                  -----------    -----------
      Total cost of sales and expenses                952,600          4,604
                                                  -----------    -----------

OPERATING INCOME                                       95,359         (4,604)

OTHER INCOME (EXPENSE)
   Interest income                                       --            3,575
   Interest expense                                   (67,468)          --
   Other expenses                                        --             --
                                                  -----------    -----------
      Total other income (expense)                    (67,468)         3,575
                                                  -----------    -----------


INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        27,891         (1,029)

PROVISION FOR INCOME TAXES                             13,840           --
                                                  -----------    -----------

NET INCOME (LOSS)                                 $    14,051    $    (1,029)
                                                  ===========    ===========

Earnings (Loss) per share:
   Basic                                          $      0.15    $     (0.03)
                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                             2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $    14,051    $    (1,029)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities-
         Depreciation and amortization                      171,120             70
         Gain on sales of leased units                      (36,716)          --
         Other assets                                       (21,793)          --
         Deferred income taxes                               13,840           --
         Changes in current assets and liabilities:
            Accounts receivable                              40,918          2,103
            Inventories                                     (31,867)          --
            Other current assets                             (6,011)          --
            Accounts payable                                (21,493)         1,360
            Accrued liabilities                             (11,670)          --
            Other current liabilities                        (1,213)          --
                                                        -----------    -----------
               Net cash provided operating activities       109,166          2,504

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to leased units                               (660,954)          --
   Additions to vehicles and equipment                      (44,327)          --
   Proceeds from sales of leased units                       67,200           --
                                                        -----------    -----------
      Net cash used in investing activities                (638,081)

CASH FLOWS FROM FINANCING ACTIVITES:
   Proceeds from issuance of common stock                 2,100,060           --
   Payments of notes payable                               (161,307)          --
   Proceeds from line of credit                             418,199           --
   Principal payments on line of credit                    (515,360)          --
                                                        -----------    -----------
      Net cash provided by financing activities           1,841,592
                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,312,677          2,504

CASH AND CASH EQUIVALENTS, Beginning of period               96,256        289,174
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, End of period                $ 1,408,933    $   291,678
                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                COMPRESSCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Compressco, Inc, formerly Emerging Alpha Corporation (the "Company"), was incorporated in the State of Delaware on February 10, 1993, for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigations warrant, acquire business opportunities. Since its inception, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. Upon investigation and analysis by the Company's management, the Company decided to enter certain segments of the natural gas industry including equipment manufacturing, compression services and production of natural gas reserves.

On October 29, 1999, the Company purchased all outstanding shares of the capital stock of Gas Jack Inc. ("Gas Jack"), an Oklahoma corporation, for $2.7 million and all outstanding units of GJ Measurement, L.L.C. ("GJ Measurement") in exchange for 33,333 shares of the Company's common stock. Both acquisitions were accounted for using the purchase method of accounting. The Company did not recognize any goodwill as a result of these acquisitions. Subsequent to the acquisition, both Gas Jack and Gas Jack Measurement are wholly owned subsidiaries of the Company. In connection with the acquisitions, the Company changed its fiscal year-end from March 31 to December 31.

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

The Company has established in January 2000 a wholly owned energy production subsidiary, Providence Natural Gas, Inc., (Providence) to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence is currently in the process of completing its acquisition and production team to develop a sophisticated reservoir characteristic profiling model to be used in screening of acquisition prospects.

2.   BASIS OF PRESENTATION

The consolidated balance sheets as of March 31, 2000, and the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The consolidated balance sheet data at December 31, 1999 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements presented herein should be read in connection with the Company's December 31, 1999 consolidated financial statements included in the Company's Form 10-KSB.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

3.   LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2000:

(a) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on September 30, 2004. The loan balance at March 31, 2000, is $2,615,921 of which $2,055,921 is long term. The loan is secured with the assets and compressor leases of Gas Jack, an investment account owned by the Company's Chairman, and a personal guarantee of the Company's President.

(b) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement the Company can borrow the lesser of $1,000,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory. The line of credit bears interest at Wall Street Journal Prime Rate (9.0% at March 31, 2000). Interest is due monthly with all outstanding borrowings due at maturity on October 29, 2001. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President. There was no balance outstanding under the line of credit agreement at March 31, 2000.

4.   STOCKHOLDERS' EQUITY

The Company issued 70,002 shares of its common stock during March 2000 through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds will be used primarily to fund the development of Providence Natural Gas, Inc. operations.

5.   EARNINGS PER SHARE

Basic earnings per common share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares for the three months ending March 31, 2000 and 1999 were 95,541 and 43,600 respectively. The fully diluted earnings per share is not shown as the effects of the outstanding common stock equivalents would be antidilutive in all periods.

6.   GAS JACK, INC. PROFORMA STATEMENTS FOR 1999

The following is the proforma results of operations for Gas Jack, Inc., for the three months ended March 31, 1999 assuming the acquisition by Compressco, Inc. has taken place on January 1, 1999.

                                                      Proforma
                                                       Results
               Revenue                             $   783,533
               Net income after taxes              $    14,135
               Earnings per share:
                  Basic                            $       .22

                      GAS JACK, INC. (Predecessor Company)
                             STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

REVENUES:
   Leasing revenue                                        $ 621,891
   Sales - Gas Jack compressors and parts                   115,672
   Service and other                                         45,970
                                                          ---------
      Total revenues                                        783,533
                                                          ---------

COST OF SALES AND EXPENSES:
   Cost of sales                                             65,771
   Operating expenses                                       474,099
   Depreciation expense                                     146,864
                                                          ---------
      Total cost of sales and expenses                      686,734
                                                          ---------


OPERATING INCOME                                             96,799

OTHER INCOME (EXPENSE)
   Interest income                                            2,530
   Interest expense                                          (8,303)
                                                          ---------
      Total other income (expense)                           (5,773)
                                                          ---------


INCOME BEFORE PROVISION FOR INCOME TAXES                     91,026


PROVISION FOR INCOME TAXES                                   36,410
                                                          ---------


NET INCOME                                                $  54,616
                                                          =========

The accompanying notes are an integral part of these consolidated financial statements.

                      GAS JACK, INC. (Predecessor Company)
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31,1999
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  54,616
   Adjustments to reconcile net income to net cash
      provided by operating activities-
         Depreciation and amortization                       146,864
         Gain on sales of leased units                       (16,531)
         Other assets                                          8,095
         Changes in current assets and liabilities:
            Accounts receivable                              170,989
            Inventories                                       74,178
            Other current assets                              (4,995)
            Accounts payable                                 (98,436)
            Accrued liabilities                               (5,430)
            Other current liabilities                         (1,471)
                                                           ---------
               Net cash provided by operating activities     327,879
                                                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to leased units                                (208,782)
   Additions to vehicles and equipment                       (17,340)
   Proceeds from sales of leased units                        60,000
                                                           ---------
      Net cash used in investing activities                 (166,122)
                                                           ---------

CASH FLOWS FROM FINANCING ACTIVITES:
   Payments of notes payable                                (100,000)
                                                           ---------
      Net cash used in financing activities                 (100,000)
                                                           ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                     61,757

CASH AND CASH EQUIVALENTS, Beginning of period                29,165
                                                           ---------

CASH AND CASH EQUIVALENTS, End of period                   $  90,922
                                                           =========

The accompanying notes are an integral part of these consolidated financial statements.

                      GAS JACK, INC. (Predecessor Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   BASIS OF PRESENTATION

The accompanying financial statement of operations and statement of cash flows for the three months ended March 31, 1999 are unaudited. In the opinion of Predecessor company management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or December 31, 2000.

2.   SUBSEQUENT EVENT

On October 29, 1999 Compressco, Inc. acquired all outstanding capital stock of Gas Jack, Inc. for $2.7 million in cash. The bank credit facilities of Gas Jack, Inc. were repaid and terminated.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to October 1999, the Company had no business operations; its only revenue since its inception in 1993 was from interest income and its only expenses related to administrative expenses. In October 1999, the Company purchased a privately held natural gas compressor manufacturing and service company, Gas Jack, for $2.7 million in cash, and also purchased GJ Measurement in exchange for 33,333 shares of the Company's common stock. Gas Jack, Inc., is considered a Predecessor Company for purposes of this document. These acquisitions were accounted for under the purchase method of accounting. In connection with the acquisitions, the Company's fiscal year end was changed from March 31 to December 31.

The Company established in January 2000 a wholly owned energy production subsidiary, Providence Natural Gas, Inc., (Providence) to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence is currently in the process of completing its acquisition and production team to develop a sophisticated reservoir characteristic profiling model to be used in screening of acquisition prospects.

The following table sets forth selected financial information for the fiscal year ended December 31, 1999 and as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 and is qualified in its entirety by the financial statements appearing elsewhere in this Form 10-QSB. In the text below, our financial results for the first quarter of 2000 are compared to the financial results of Gas Jack, Inc. ("Predecessor Company") for the first quarter of 1999.

RESULTS OF OPERATIONS

              SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                              THREE MONTHS ENDED MARCH 31
                                           2000        1999             1999
                                           Consolidated            (Predecessor)
      Operating Revenues ..........   $1,047,959   $     --         $  783,533
      Cost of Sales and Expenses ..      952,600        4,604          686,734
      Operating Income (Expense) ..       95,359       (4,604)          96,799
                                      ----------   ----------       ----------
      Net Income (Loss) ...........   $   14,051   $   (1,029)      $   54,616
                                      ==========   ==========       ==========


                                            March 31, 2000     December 31, 1999
BALANCE SHEET DATA (AT END OF PERIOD):
      Cash ................................   $1,408,933          $   96,256
      Total Assets ........................    6,274,215           4,439,554
      Total Liabilities ...................    3,453,771           3,733,241
      Stockholders' Equity ................    2,820,444             706,313


The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2000 FOR THE COMPANY COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 FOR THE PREDECESSOR COMPANY

The Company's results of operations for the three months ended March 31, 2000 reflect the acquisition of Gas Jack on October 29, 1999. Prior to the acquisition, Compressco had no business operations. For all periods prior to the acquisition, Compressco's only revenue was from interest income from equity invested in Compressco and expenses related to administration of Compressco's assets.

The revenues for the three months ended March 31, 2000 of $1,047,959 increased by $264,426 or 31% for the comparable period in 1999. The following table sets forth the components of our revenue for the three months ended March 31, 2000 and the Predecessor Company revenue for the three months ended March 31, 1999:

                                                    2000            1999
     Revenue:
        Leasing revenue .....................   $  750,308      $  621,891
        Sale of compressors and parts .......      191,409         115,672
        Service and other ...................      106,242          45,970
           Total revenue ....................   $1,047,959      $  783,533

The Company has 210 compressors in service at March 31, 2000 compared to 167 at March 31,1999. In the three months ended March 31, 2000 the Company sold four new compressors compared to selling three used units in 1999. The increase in activity is primarily due to the increased price of natural gas in 2000 over 1999.

The cost of sales and expenses for the 2000 period were 75% of revenues compared to 69% in the 1999 period. Operating expenses for the 2000 period were $647,868 or 62% of revenues, compared to $474,099, or 61% of revenues, for the 1999 period. Operating expenses in the 2000 period include $32,916 of start up expenses related to Providence Natural Gas, Inc.

The Company manufactured 32 compressors in the 2000 period compared to 7 in the 1999 period. The increase in the number of compressors was due to higher demand as a result of higher natural gas prices in 2000.

Depreciation expense increased in the 2000 period to $171,120 compared to $146,864 for the 1999 period due to more compressors being in service in 2000.

The 2000 period includes interest expense of $67,468 relating to financing the acquisition of Gas Jack in October 1999.

Net income before taxes was $27,891 or 3% of revenues, for the 2000 period compared to $91,026, or 12% of revenues, for the 1999 period. The decrease in net income was primarily due to higher interest expense, the Providence Natural Gas operating expenses and higher depreciation expense in 2000.

In March 2000 the Company issued 70,002 shares of it's common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,000. The equity proceeds will be used primarily to fund the development of Providence Natural Gas, Inc.

LIQUIDITY AND CAPITAL RESOURCES

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at a fixed rate of 8.8%. Principal payments of $46,667, plus accrued interest, are due monthly until maturity on September 30, 2004. The loan is secured with the assets and compressor leases of Gas Jack, and a personal guarantee of the Company's President.

On October 29, 1999, the Company and Gas Jack entered into a revolving line of credit agreement with Hibernia. Under the agreement, the Company may borrow up to the lesser of (i) $1,000,000 or (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory. The line of credit bears interest at Wall Street Journal Prime Rate (9.0% at March 31, 2000). Interest is due monthly with all outstanding borrowings due at maturity on October 29, 2001. The loan is secured with the assets and compressor leases of Gas Jack, an investment account owned by the Company's Chairman, and a personal guarantee of the Company's President.

In March 2000 the Company issued 70,002 shares of it's common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the development of Providence Natural Gas, Inc.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes," "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

                        PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
            None

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            In March 2000 the Company issued 70,002 shares of it's common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the development of Providence Natural Gas, Inc.

Item 3.     DEFAUTLS UPON SENIOR SECURITIES
            None

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

              (b)   Reports of Form 8-K.
                      October 29, 1999
                      No reports  were filed in the quarter  ended March 31,
                      2000

------------------
* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.

** Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2000.

                                       COMPRESSCO, INC.

                                       By:   /S/ JERRY W. JARRELL
                                             ------------------------------
                                             Jerry W. Jarrell
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 12, 2000.

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