Form 10QSB
period 2000-06-30
COMPRESSCO INC
filed 2000-08-11
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
	[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.
Commission file number: 33-61888-FW

COMPRESSCO, INC.

(FORMERLY EMERGING ALPHA CORPORATION)

(Exact name of small business issuer in its charter)
DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)
220 Camp Street, New Orleans, Louisiana (Address of principal executive offices)	70130 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES /X/	NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2000:

Common Stock, $1.00 Par Value - 153,235 shares

COMPRESSCO, INC.

Index to Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
Compressco, Inc.
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999
Notes to the Consolidated Financial Statements
Gas Jack, Inc. (Predecessor Company)
Statement of Operations for the Periods Ended June 30, 1999
Statement of Cash Flows for the Periods Ended June 30, 1999
Item 2.	Management's Discussion and Analysis of Financial condition and Results of Operations

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

COMPRESSCO, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2000	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$841,908	$96,256
Accounts receivable, net of allowance of $27,000	502,474	495,072
Inventories	1,099,860	803,411
Other	88,394	61,034
Deferred income tax asset	10,936 ____________	13,385 ____________
Total current assets	2,543,572	1,469,158
PROPERTY AND EQUIPMENT:
Gas Jack Compressors	4,395,490	2,765,443
Less- Accumulated depreciation	(365,765) ____________	(100,190) ____________
Total compressors, net	4,029,725 ___________	2,665,253 ____________
Vehicles and Equipment	393,822	305,958
Less - Accumulated depreciation	(49,615) ____________	(15,159) ____________
Total vehicles and equipment, net	344,207	290,799
OTHER ASSETS	32,377 ____________	14,344 ____________
Total assets	$6,949,881	$4,439,554
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$910,537	$537,567
Accrued liabilities	121,908	96,721
Current portion of long-term debt	561,153	627,971
Other	3,882 ____________	8,273 ____________
Total current liabilities	1,597,480	1,270,532
LONG-TERM DEBT, net of current portion	2,399,268	2,246,418
DEFERRED INCOME TAXES	193,573	216,291
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; no shares issued or outstanding	____________	____________
Common stock, $1 par value; 20,000,000 shares authorized; 153,235 and 83,233 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	153,235	83,233
Additional paid-in capital	2,663,715	633,657
Retained earnings (deficit)	(57,390) ____________	(10,577) ____________
Total stockholders' equity	2,759,560 ____________	706,313 ____________
Total liabilities and stockholders' equity	$6,949,881	$4,439,554

The accompanying notes are an integral part of these consolidated balance sheets.

COMPRESSCO, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Six Months Ended June 30, 2000	For the Six Months Ended June 30, 1999	For the Three Months Ended June 30, 2000	For the Three Months Ended June 30, 1999

REVENUES:
Leasing revenue	$1,594,222		$843,914
Sales - Gas Jack Compressors and parts	373,114		181,705
Service and other	162,524 ____________		56,282 ____________
Total revenues	2,129,860 ____________		1,081,901 ____________
COST OF SALES AND EXPENSES:
Cost of sales	233,156		99,544
Operating expenses	1,490,771	$7,776	842,903	$3,172
Depreciation expense	358,418 ____________	- ____________	187,298 ____________	- ____________
Total cost of sales and expenses	2,082,345 ____________	7,776 ____________	1,129,745 ____________	3,172 ____________
OPERATING INCOME	47,515	(7,776)	(47,844)	(3,172)
OTHER INCOME (EXPENSE)
Interest income	10,392	7,234	10,392	3,659
Interest expense	(124,989) ____________		(57,521) ____________
Total other income (expense)	(114,597) ____________	7,234 ____________	(47,129) ____________	3,659 ____________
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(67,082)	(542)	(94,973)	(487)
PROVISION (BENEFIT) FOR INCOME TAXES	(20,269) ____________	- ____________	(34,109) ____________	- ____________
NET INCOME (LOSS)	$(46,813)	$(542)	$(60,864)	$(487)
Earnings (Loss) per share:
Basic	$(0.38)	$(0.01)	$(0.40)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO , INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	For The Six Months Ended June 30, 2000	For The Six Months Ended June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,813)	$(542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	358,418	70
Gain on sales of leased units	(101,542)
Other assets	(18,033)
Deferred income tax	(20,269)
Changes in current assets and liabilities:
Accounts receivable	(7,402)	2,103
Inventories	(296,449)
Other current assets	(27,360)
Accounts payable	372,970	1,360
Accrued liabilities	25,187
Other current liabilities	(4,391) ____________	____________
Net cash provided by (used in) operating activities	234,316 ____________	2,991 ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to leased units	(1,741,948)
Additions to vehicles and equipment	(87,864)
Proceeds from sales of leased units	134,900 ____________
Net cash used in investing activities	(1,694,912) ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,100,060
Payments of notes payable	(280,000)
Proceeds from line of credit	1,428,900
Principal payments on line of credit	(1,042,712) ___________
Net cash provided by financing activities	2,206,248 ____________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	745,652	2,991
CASH AND CASH EQUIVALENTS, Beginning of period	96,256 ____________	289,174 ____________
CASH AND CASH EQUIVALENTS, End of period	$841,908	$292,165

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Compressco, Inc., formerly Emerging Alpha Corporation (the "Company"), was incorporated in the State of Delaware on February 10, 1993, for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigations warrant, acquire business opportunities. Since its inception, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. Upon investigation and analysis by the Company's management, the Company decided to enter certain segments of the natural gas industry including equipment manufacturing, compression services and production of natural gas reserves.

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

In January 2000, the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc. ("Providence"), to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence is currently in the process of completing its acquisition and production team to develop a sophisticated reservoir characteristic profiling model to be used in screening of acquisition prospects.

2.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations and cash flows for the periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

3.   LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2000:

(a)     On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on September 30, 2004. The loan balance at June 30, 2000, is $2,473,326 of which $1,913,326 is long term. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President.

(b)     On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement the Company can borrow the lesser of $1,000,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory. The line of credit bears interest at Wall Street Journal Prime Rate (9.0% at June 30, 2000). Interest is due monthly with all outstanding borrowings due at maturity on October 29, 2001. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at June 30, 2000 was $483,349.

4.   STOCKHOLDERS' EQUITY

The Company issued 70,002 shares of its common stock during March 2000 through a private placement for $30.00 per share, or total proceeds of $2,100,060. The equity proceeds will be used primarily to fund the development of Providence Natural Gas, Inc. operations.

5.   EARNINGS PER SHARE

Basic earnings per common share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares for the six months ending June 30, 2000 and 1999 were 124,388 and 43,600 respectively. The fully diluted earnings per share is not shown as the effect would be antidilutive.

6.   PROFORMA STATEMENTS FOR 1999

The following is the proforma results of operations for Compressco, Inc., for the three and six months ended June 30, 1999 assuming the acquisition of Gas Jack, Inc. had taken place on January 1, 1999.

	Proforma Results
	Six Months Ended June 30, 1999	Three Months Ended June 30, 1999
Revenue	$1,550,361	$766,828
Net income (loss) after taxes	35,809	21,674
Earnings per share: Basic	$ .47	$ .28

GAS JACK, INC. (Predecessor Company)
STATEMENT OF OPERATIONS
For the Periods Ended June 30, 1999
(Unaudited)
	Six Months	Three Months
REVENUES:
Leasing revenue	$1,229,016	$607,125
Sales - Gas Jack Compressors and parts	225,783	110,111
Service and other	95,562 ____________	49,592 ____________
Total revenues	1,550,361 ____________	766,828 ____________
COST OF SALES AND EXPENSES:
Cost of sales	132,948	67,177
Operating expenses	926,277	452,178
Depreciation expense	300,656 ____________	153,792 ____________
Total cost of sales and expenses	1,359,881 ____________	673,147 ____________
OPERATING INCOME	190,480	93,681
OTHER INCOME (EXPENSE)
Interest expense	(15,190) ____________	(9,417) ____________
Total other income (expense)	(15,190) ____________	(9,417) ____________
INCOME BEFORE PROVISION FOR INCOME TAXES	175,290	84,264
PROVISION FOR INCOME TAXES	(71,869) ____________	(35,459) ____________
NET INCOME	$103,421	$48,805

The accompanying notes are an integral part of these consolidated financial statements.

GAS JACK, INC. (Predecessor Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30,1999
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 103,421
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	300,656
Gain on sales of leased units	(55,413)
Other assets	(44,918)
Changes in current assets and liabilities:
Accounts receivable	147,765
Inventories	(381,174)
Other current assets
Accounts payable	(54,587)
Accrued liabilities	1,381
Other current liabilities	(1,251) ____________
Net cash provided by operating activities	15,880 ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to leased units	(272,653)
Additions to vehicles and equipment	(30,766)
Proceeds from sales of leased units	112,100 ____________
Net cash used in investing activities	(191,319) ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	(100,000)
Loan proceeds	308,000 ____________
Net cash provided by financing activities	208,000 ____________
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,561
CASH AND CASH EQUIVALENTS, Beginning of period	29,166 ____________
CASH AND CASH EQUIVALENTS, End of period	$61,727

The accompanying notes are an integral part of these consolidated financial statements.

GAS JACK, INC. (Predecessor Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 1999

1.   BASIS OF PRESENTATION

The accompanying financial statement of operations and statement of cash flows for the periods ended June 30, 1999 are unaudited. In the opinion of Predecessor company management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or December 31, 2000.

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

In January 2000, the Company established a wholly owned energy production subsidiary, Providence, to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence is currently in the process of completing its acquisition and production team to develop a sophisticated reservoir characteristic profiling model to be used in screening of acquisition prospects. Providence completed its first gas well acquisition on July 20, 2000 purchasing a well in Harper County, Oklahoma.

The following table sets forth selected financial information for the fiscal year ended December 31, 1999 and as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 and is qualified in its entirety by the financial statements appearing elsewhere in this Form 10-QSB. In the text below, our financial results for the second quarter of 2000 are compared to the financial results of Gas Jack, Inc. ("Predecessor Company") for the second quarter of 1999.

RESULTS OF OPERATIONS
SELECTED CONSOLIDATED FINANCIAL DATA
STATEMENT OF OPERATIONS DATA:

	SIX MONTHS ENDED JUNE 30,
	2000 Consolidated	1999	1999 (Predecessor)
Operating Revenues	$2,129,860	$ ---	$1,550,361
Cost of Sales and Expenses	2,082,345	7,776	1,375,071
Operating Income (Expense)	47,515	(7,776)	175,290
Net Income (Loss)	(80,922)	(542)	$ 103,421

	June 30, 2000	December 31, 1999
BALANCE SHEET DATA (AT END OF PERIOD):
Cash	$ 841,908	$ 96,256
Total Assets	6,951,864	4,439,554
Total Liabilities	4,226,413	3,733,241
Stockholders' Equity	2,725,451	706,313

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

SIX MONTHS ENDED JUNE 30, 2000 FOR THE COMPANY COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 FOR THE PREDECESSOR COMPANY

The Company's results of operations for the six months ended June 30, 2000 reflect the acquisition of Gas Jack on October 29, 1999. Prior to the acquisition, Compressco had no business operations. For all periods prior to the acquisition, Compressco's only revenue was from interest income from equity invested in Compressco and expenses related to administration of Compressco's assets.

The revenues for the six months ended June 30, 2000 of $2,129,860 increased by $579,499 or 37% for the comparable period in 1999. The following table sets forth the components of our revenue for the six months ended June 30, 2000 and the Predecessor Company revenue for the six months ended June 30, 1999:

	2000	1999
Revenue:
Leasing revenue	$1,594,222	$1,229,016
Sale of compressors and parts	373,114	225,783
Service and other	162,524	95,562
Total revenue	$2,129,860	$1,550,361

The Company has 272 compressors in service at June 30, 2000 compared to 217 at June 30,1999. In the six months ended June 30, 2000 the Company sold 6 compressors compared to selling 5 units in 1999.

The cost of sales and expenses for the 2000 period were 81% of sales revenue compared to 68% in the 1999 period. Operating expenses for the 2000 period were $1,490,771 or 70% of revenues, compared to $926,277, or 60% of revenues, for the 1999 period. Operating expenses in the 2000 period include $129,135 of start up expenses related to Providence Natural Gas, Inc.

The Company manufactured 72 compressors in the 2000 period compared to 7 in the 1999 period. The increase in the number of compressors was due to higher demand as a result of higher natural gas prices in 2000.

Depreciation expense increased in the 2000 period to $358,418 compared to $300,656 for the 1999 period due to more compressors being in service in 2000.

The 2000 period includes interest expense of $115,272 relating to financing the acquisition of Gas Jack in October 1999.

The net loss before taxes was $(67,082) for the 2000 period compared to net income before taxes of $175,290 for the 1999 period. The decrease in net income was primarily due to higher interest expense, the Providence Natural Gas operating expenses and higher depreciation expense in 2000.

In March 2000, the Company issued 70,002 shares of its common stock through a private placement for $30.00 per share, or total proceeds of $2,100,060. The proceeds will be used primarily to fund the development of Providence.

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

On October 29, 1999, the Company and Gas Jack entered into a revolving line of credit agreement with Hibernia. Under the agreement, the Company may borrow up to the lesser of (i) $1,000,000 or (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory. The line of credit bears interest at Wall Street Journal Prime Rate (9.0% at June 30, 2000). Interest is due monthly with all outstanding borrowings due at maturity on October 29, 2001. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President.

In March 2000, the Company issued 70,002 shares of its common stock through a private placement for $30.00 per share, or total proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the development of Providence.

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
Item 2.

Changes in Securities and Use of Proceeds

In March 2000, the Company issued 70,002 shares of it's common stock through a private placement under Section 4(2) of the Securities Act of 1933 for $30.00 per share, or total proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the development of Providence Natural Gas, Inc.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None
Item 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS None
Item 5.	OTHER INFORMATION None
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits. The following exhibits of the Company are included herein.
	3.	Certificate of Incorporation and Bylaws
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
		**10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and among Emerging Alpha Corporation and the Stockholders of Gas Jack, Inc.
		**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and Emerging Alpha Corporation.
		**10.5	Loan Agreement, dated as of October 29, 1999, by and among Hibernia National Bank, Emerging Alpha Corporation and Gas Jack, Inc.
	(b)	Reports of Form 8-K. October 29, 1999 No reports were filed in the quarter ended June 30, 2000

___________

* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.

** Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2000.
COMPRESSCO, INC.

By: /S/ JERRY W. JARRELL ____________________________________ Jerry W. Jarrell Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 15, 2000.
By:	/S/ BURT H. KEENAN ______________________________ Burt H. Keenan	Chairman of the Board and Director

By:	/S/ BROOKS MIMS TALTON ______________________________ Brooks Mims Talton	Chief Executive Officer, President and Director

By:	/S/ JERRY W. JARRELL ______________________________ Jerry W. Jarrell	Chief Financial Officer, Secretary and Director