Form 10QSB
period 2000-09-30
COMPRESSCO INC
filed 2000-11-15
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________. Commission file number: 33-61888-FW

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

                 YES  /X/                               NO  /  /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2000:

                 Common Stock, $1.00 Par Value - 153,235 shares

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements (Unaudited) Compressco, Inc. Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 Notes to the Consolidated Financial Statements Gas Jack, Inc. (Predecessor Company) Statement of Operations for the Three and Nine Ended September 30, 1999 Statement of Cash Flows for the Nine Months Ended September 30, 1999

  Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations


                           Part II. OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL STATEMENTS
Item 1.  Financial Statements


                                                  COMPRESSCO, Inc.
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                           September 30, 2000     December 31, 1999
                                                                           ------------------     -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $203,531               $96,256
  Accounts receivable, net of allowance of $24,613 and $27,000                       754,600               495,072
  Inventories                                                                      1,571,032               803,411
  Other                                                                               75,003                61,034
  Deferred income tax asset                                                           11,522                13,385
                                                                                ------------          ------------
    Total current assets                                                           2,615,688             1,469,158
PROPERTY AND EQUIPMENT:
  Gas Jack Compressors                                                             6,281,495             2,765,443
    Less- Accumulated depreciation                                                  (492,184)             (100,190)
                                                                                ------------          ------------
      Total compressors, net                                                       5,789,311             2,665,253
                                                                                ------------          ------------
  Vehicles and Equipment                                                             516,506               305,958
    Less - Accumulated depreciation                                                  (72,131)              (15,159)
                                                                                ------------          ------------
      Total vehicles and equipment, net                                              444,375               290,799
OTHER ASSETS                                                                         178,324                14,344
                                                                                ------------          ------------
      Total assets                                                                $9,027,698            $4,439,554
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $1,812,167              $537,567
  Accrued liabilities                                                                169,442                96,721
  Current portion of long-term debt                                                  560,238               627,971
  Other                                                                                7,955                 8,273
                                                                                ------------          ------------
    Total current liabilities                                                      2,549,802             1,270,532
LONG-TERM DEBT, net of current portion                                             3,596,298             2,246,418
DEFERRED INCOME TAXES                                                                174,393               216,291
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value; 2,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, $1 par value;  20,000,000 shares authorized;
    153,235 and 83,233 shares issued and outstanding at
    September 30, 2000 and December 31, 1999, respectively                           153,235                83,233
  Additional paid-in capital                                                       2,663,715               633,657
  Retained earnings (deficit)                                                       (109,745)              (10,577)
                                                                                ------------          ------------
    Total stockholders' equity                                                     2,707,205               706,313
                                                                                ------------          ------------
    Total liabilities and stockholders' equity                                    $9,027,698            $4,439,554
The accompanying notes are an integral part of these consolidated balance sheets.






                                                  COMPRESSCO, Inc.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                 For the            For the           For the            For the
                                               Nine Months        Nine Months       Three Months      Three Months
                                                  Ended              Ended             Ended              Ended
                                              September 30,      September 30,     September 30,      September 30,
                                                  2000               1999               2000              1999

REVENUES:
  Leasing revenue                                $2,630,584                           $1,036,362
  Sales - Gas Jack Compressors and parts            550,756                              177,642
  Service and other                                 261,363                               98,839
                                               ------------                         ------------
  Total revenues                                  3,442,703                            1,312,843
                                               ------------                         ------------
COST OF SALES AND EXPENSES:
  Cost of sales                                     325,342                               92,186
  Operating expenses                                                   $10,648         1,075,014             $2,872
                                                  2,565,785
  Depreciation expense                              503,298                  -           144,880                  -
                                               ------------       ------------      ------------       ------------
  Total cost of sales and expenses                3,394,425             10,648         1,312,080              2,872
                                               ------------       ------------      ------------       ------------
OPERATING INCOME (LOSS)                              48,278            (10,648)               763            (2,872)
OTHER INCOME (EXPENSE)
  Interest income                                                       10,449             5,136              3,215
                                                     15,528
  Interest expense                                 (203,009)                             (78,020)
                                               ------------                         ------------
  Total other income (expense)                     (187,481)            10,449           (72,884)             3,215
                                               ------------       ------------      ------------       ------------
INCOME (LOSS) BEFORE PROVISION
                FOR INCOME TAXES                   (139,203)              (199)          (72,121)         343
PROVISION (BENEFIT) FOR INCOME
                TAXES                               (40,035)                 -           (19,766)                 -
                                               ------------       ------------      ------------       ------------
NET INCOME (LOSS)                                  $(99,168)             $(199)         $(52,355)               $343
Earnings (Loss) per share:
  Basic                                               $(.74)            $(0.00)            $(.34)              $0.01

The accompanying notes are an integral part of these consolidated financial statements.



                                                  COMPRESSCO , INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

                                                                                 For The                For The
                                                                               Nine Months            Nine Months
                                                                                  Ended                  Ended
                                                                           September 30, 2000     September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $(99,168)                 $(199)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
      Depreciation and amortization                                            503,298                     70
      Gain on sales of leased units                                           (116,262)
      Other assets                                                            (163,980)
      Deferred income tax
                                                                               (40,035)
      Changes in current assets and liabilities:
        Accounts receivable                                                   (259,528)                 2,103
        Inventories                                                           (767,621)
        Other current assets                                                   (13,969)
        Accounts payable                                                     1,274,600                    160
        Accrued liabilities                                                     72,721
        Other current liabilities                                                 (318)
                                                                          ------------           ------------
          Net cash provided by (used in) operating activities                  389,738                  2,134
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to leased units                                                 (3,627,022)
  Additions to vehicles and equipment                                         (210,548)
  Proceeds from sales of leased units                                          172,900
                                                                          ------------
    Net cash used in investing activities                                   (3,664,670)
                                                                          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                     2,100,060
  Payments of notes payable                                                   (487,742)
  Proceeds from line of credit                                               3,262,687
  Principal payments on line of credit                                      (1,492,798)
                                                                           -----------
    Net cash provided by financing activities                                3,382,207
                                                                          ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             107,275                  2,134
CASH AND CASH EQUIVALENTS, Beginning of period                                  96,256                289,174
                                                                          ------------           ------------
CASH AND CASH EQUIVALENTS, End of period                                      $203,531               $291,308
                                                                          ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                                COMPRESSCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Compressco, Inc., formerly Emerging Alpha Corporation (the "Company"), was incorporated in the State of Delaware on February 10, 1993, for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigations warrant, acquire business opportunities. Prior to October 1999, the primary activity of the Company had been devoted to organizational activities and obtaining initial funding. Upon investigation and analysis by the Company's management, the Company decided to enter certain segments of the natural gas industry including equipment manufacturing, compression services and production of natural gas reserves.

On October 29, 1999, the Company purchased all outstanding shares of the capital stock of Gas Jack, Inc. ("Gas Jack"), an Oklahoma corporation, for $2.7 million and all outstanding units of GJ Measurement, L.L.C. ("GJ Measurement") in exchange for 33,333 shares of the Company's common stock. Both acquisitions were accounted for using the purchase method of accounting. Subsequent to the acquisition, Gas Jack was renamed Compressco Field Services, Inc. The Company did not recognize any goodwill as a result of these acquisitions. In connection with the acquisitions, the Company changed its fiscal year-end from March 31 to December 31.

The Company, through its subsidiaries, is engaged primarily in the manufacture, leasing and service of natural gas compressors that provide economical wellhead compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and leased to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico. GJ Measurement, an Oklahoma L.L.C, is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

In January 2000, the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc. ("Providence"), to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas.

2.   BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and cash flows for the periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

3.  CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The estimated useful life and salvage value of its compressors was changed from seven years with no salvage value to 12 years with a 10% salvage value. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The change is accounted for prospectively. The effect of the change in accounting estimate was as follows for the nine and three month periods ended September 30, 2000.

                                         Nine Months Ended   Three Months Ended
Depreciation expense decreased by              $89,046             $89,046
Net loss decreased by                          $63,436             $63,436
Basic loss per share decreased by              $   .47             $   .41

4.   LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2000:

(a) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%.
Principal payments of $46,667 plus accrued interest are due monthly until maturity on September 30, 2004. The loan balance at September 30, 2000, is $2,286,656 of which $1,726,656 is long term. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President.

(b) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended, the Company can borrow the lesser of $4,000,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 80% of the cost of new compressors completed since acquisition of Gas Jack, Inc. The line of credit bears interest at Wall Street Journal Prime Rate (9.5% at September 30, 2000). Interest is due monthly with all outstanding borrowings due at maturity on November 30, 2000. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at September 30, 2000 was $1,867,050.

5.   STOCKHOLDERS' EQUITY

The Company issued 70,002 shares of its common stock during March 2000 through a private placement for $30.00 per share, or total proceeds of $2,100,060. The equity proceeds are being used to fund the growth in the Company's compressor fleet and the development of Providence Natural Gas.

6.   EARNINGS PER SHARE

Basic earnings per common share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares for the nine months ending September 30, 2000 and 1999 were 134,074 and 43,600 respectively and for the three months ending September 30, 2000 and 1999 were 153,235 and 43,600 respectively. The fully diluted earnings per share is not shown as the effect would be antidilutive.

7.   PRO FORMA FINANCIAL DATA FOR 1999

The following is the pro forma results of operations for Compressco, Inc., for the three and nine months ended September 30, 1999 assuming the acquisition of Gas Jack, Inc. had taken place on January 1, 1999.


                                                Pro Forma Results
                                  Nine Months Ended         Three Months Ended
                                  September 30, 1999        September 30, 1999
  Revenue                                $2,542,886                  $992,525
  Net income (loss) after taxes              53,319                    17,510
  Earnings per share:
    Basic                                $      .69              $        .23



                                       GAS JACK, INC. (Predecessor Company)
                                             STATEMENTS OF OPERATIONS
                                     for the Periods Ended September 30, 1999
                                                    (Unaudited)

                                                                               Nine Months           Three Months

REVENUES:
  Leasing revenue                                                                 $1,891,468              $662,452
  Sales - Gas Jack Compressors and parts                                             522,855               297,072
  Service and other                                                                  128,563                33,001
                                                                                ------------          ------------
    Total revenues                                                                 2,542,886               992,525
                                                                                ------------          ------------
COST OF SALES AND EXPENSES:
  Cost of sales                                                                      307,880               174,932
  Operating expenses                                                               1,471,350               545,073
  Depreciation expense                                                               459,465               158,809
                                                                                ------------          ------------
    Total cost of sales and expenses                                               2,238,695               878,814
                                                                                ------------          ------------
OPERATING INCOME                                                                     304,191               113,711
OTHER INCOME (EXPENSE)
  Interest expense                                                                   (27,845)              (12,655)
                                                                                ------------          ------------
    Total other income (expense)                                                     (27,845)              (12,655)
                                                                                ------------          ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                             276,346               101,056
PROVISION FOR INCOME TAXES                                                          (110,537)              (38,668)
                                                                                ------------          ------------
NET INCOME                                                                          $165,809               $62,388

The accompanying notes are an integral part of these consolidated financial statements.



                                   GAS JACK, INC. (Predecessor Company)
                                          STATEMENT OF CASH FLOWS
                                For the Nine Months Ended September 30,1999
                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $  165,809
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization                                                                 459,465
    Gain on sales of leased units                                                                (138,671)
    Other assets                                                                                  (66,185)
    Changes in current assets and liabilities:
      Accounts receivable                                                                         (51,098)
      Inventories                                                                                (383,795)
      Other current assets
      Accounts payable                                                                             34,999
      Accrued liabilities                                                                          11,932
      Other current liabilities                                                                       455
                                                                                             ------------
        Net cash provided by operating activities                                                  32,911
                                                                                             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to leased units                                                                      (443,748)
  Additions to vehicles and equipment                                                             (61,870)
  Proceeds from sales of leased units                                                             325,410
                                                                                             ------------
    Net cash used in investing activities                                                        (180,208)
                                                                                             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                                                      (122,989)
  Loan proceeds                                                                                   308,000
                                                                                             ------------
    Net cash provided by financing activities                                                     185,011
                                                                                             ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          37,714
CASH AND CASH EQUIVALENTS, Beginning of period                                                     29,166
                                                                                             ------------
CASH AND CASH EQUIVALENTS, End of period                                                          $66,880

The accompanying notes are an integral part of these consolidated financial statements.

                      GAS JACK, INC. (Predecessor Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.   BASIS OF PRESENTATION

The accompanying financial statement of operations and statement of cash flows for the periods ended September 30, 1999 are unaudited. In the opinion of Predecessor company management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or December 31, 2000.

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

In January 2000, the Company established a wholly owned energy production subsidiary, Providence, to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence completed its first gas well acquisition on July 20, 2000 purchasing partial interest in a well in Harper County, Oklahoma.

The following table sets forth selected financial information for the fiscal year ended December 31, 1999 and as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 and is qualified in its entirety by the financial statements appearing elsewhere in this Form 10-QSB. In the text below, our financial results for the third quarter of 2000 are compared to the financial results of Gas Jack, Inc. ("Predecessor Company") for the third quarter of 1999.




                                               RESULTS OF OPERATIONS
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                           STATEMENT OF OPERATIONS DATA:

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                              2000                 1999                 1999
                                                          Consolidated                              (Predecessor)

       Operating Revenues                                   $3,442,703           $   ---              $2,542,886
       Cost of Sales and Expenses                            3,394,425            10,648               2,238,695
       Operating Income (Expense)                               48,278           (10,648)                304,191
       Net Income (Loss)                                       (99,168)             (199)             $  165,809

                                                                     September 30, 2000         December 31, 1999
BALANCE SHEET DATA (AT END OF PERIOD):
       Cash                                                            $  203,531               $    96,256
       Total Assets                                                     9,027,698                 4,439,554
       Total Liabilities                                                6,320,493                 3,733,241
       Stockholders' Equity                                             2,707,205                   706,313



The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

NINE MONTHS ENDED SEPTEMBER 30, 2000 FOR THE COMPANY COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 FOR THE PREDECESSOR COMPANY

The Company's results of operations for the nine months ended September 30, 2000 reflect the acquisition of Gas Jack on October 29, 1999. Prior to the acquisition, Compressco had no business operations. For all periods prior to the acquisition, Compressco's only revenue was from interest income from equity invested in Compressco and expenses related to administration of Compressco's assets.

The revenues for the nine months ended September 30, 2000 of $3,442,703 increased by $899,817 or 35%, for the comparable period in 1999. The following table sets forth the components of our revenue for the nine months ended September 30, 2000 and the Predecessor Company revenue for the nine months ended September 30, 1999:


                                                2000                 1999
   Revenue:
     Leasing revenue                         $2,630,584           $1,891,468
     Sale of compressors and parts              550,756              522,855
     Service and other                          261,363              128,563
       Total revenue                         $3,442,703           $2,542,886

The Company had 355 compressors in service at September 30, 2000 compared to 209 at September 30,1999. In the nine months ended September 30, 2000 the Company sold seven compressors compared to 15 units for the 1999 period.

The cost of sales and expenses for the 2000 period were 84% of sales revenue compared to 70% in the 1999 period. Operating expenses for the 2000 period were $2,565,785 or 74% of revenues, compared to $1,471,350, or 58% of revenues, for the 1999 period. Operating expenses in the 2000 period include $206,588 of start up expenses related to Providence Natural Gas, Inc.

The Company manufactured 156 compressors in the 2000 period compared to 9 in the 1999 period. The increase in the number of compressors was due to higher demand as a result of increasing our sales and marketing activities and higher natural gas prices in 2000.

Depreciation expense increased in the 2000 period to $503,298 compared to $459,465 for the 1999 period due to more compressors being in service in 2000.

The 2000 period includes interest expense of $168,806 relating to financing the acquisition of Gas Jack in October 1999.

The net loss before taxes was $139,203 for the 2000 period compared to net income before taxes of $276,346 for the 1999 period. The decrease in net income was primarily due to higher interest expense, the Providence Natural Gas operating expenses and higher depreciation expense in 2000.

In March 2000, the Company issued 70,002 shares of its common stock through a private placement for $30.00 per share, or total proceeds of $2,100,060. The proceeds are being used primarily to fund the growth in the Company's compressor fleet and development of Providence Natural Gas.

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

On October 29, 1999, the Company and Gas Jack entered into a revolving line of credit agreement with Hibernia. Under the agreement, the Company may borrow up to the lesser of (i) $4,000,000 or (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 80% of the cost of new compressors completed since the acquisition of Gas Jack. The line of credit bears interest at Wall Street Journal Prime Rate (9.5% at September 30, 2000). Interest is due monthly with all outstanding borrowings due at maturity on November 30, 2000. The loan is secured with the assets and compressor leases of Gas Jack and a personal guarantee of the Company's President. The balance outstanding on the line of credit at September 30, 2000 is $1,867,050. The Company expects to complete by November 30, 2000 a new line of credit that will provide the additional funds required to meet the Company's growth and working capital needs.

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

                           PART II. OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS
               None

Item 2. Changes in Securities and Use of Proceeds In March 2000, the Company issued 70,002 shares of it's common stock through a private placement under Section 4(2) of the Securities Act of 1933 for $30.00 per share, or total proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the growth in the Company's compressor fleet and development of Providence Natural Gas, Inc.

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

                    *3.1 Restated Certificate of Incorporation
                    *3.2 Bylaws
                    *3.3 Proposed  Certificate  of  Amendment  to  the  Restated
                         Certificate of Incorporation

               10.  Material Contracts

                    *10.1 1993 Stock Option Plan
                    *10.2Form of Stock Option  Agreements  with Messrs.  Keenan,
                         Killeen, Jarrell and Chaffe with Schedule of Details
                    **10.3 Stock  Purchase  Agreement,  dated as of October  29,
                         1999, by and among Emerging Alpha Corporation and the Stockholders of Gas Jack, Inc.
                    **10.4 Loan Agreement,  dated as of October 29, 1999, by and between Hibernia National Bank and Emerging Alpha Corporation. **10.5 Loan Agreement, dated as of October 29, 1999, by and among Hibernia National Bank, Emerging Alpha Corporation and Gas Jack, Inc.
                    (b)  Reports of Form 8-K. October 29, 1999
                         No reports were filed in the quarter ended September 30, 2000

-----------

* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
** Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.

                                                 COMPRESSCO, INC.


                                                 By:  /S/ JERRY W. JARRELL
                                                      -------------------------
                                                      Jerry W. Jarrell
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2000.


By:        /S/ BURT H. KEENAN                Chairman of the Board and Director
           ------------------------------
           Burt H. Keenan

By:        /S/ BROOKS MIMS TALTON            Chief Executive Officer, President
           ------------------------------    and Director
           Brooks Mims Talton

By:        /S/ JERRY W. JARRELL              Chief Financial Officer, Secretary
           ------------------------------    and Director
           Jerry W. Jarrell