Form 10KSB
period 2000-12-31
COMPRESSCO INC
filed 2001-03-15
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2000.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number: 33-61888-FW

COMPRESSCO, INC.
(Exact name of small business issuer in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)
8224 SW 3rd Street, OKLAHOMA CITY, OKLAHOMA (Address of principal executive offices)	73128 (Zip Code)
Registrant's telephone number, including area code:	(405) 787-2808
Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES  / X /  NO   /   /

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
State issuer's revenues for its most recent fiscal year: $5,304,001
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 was $3,110,850.
The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:
Common Stock, $1.00 Par Value - 153,235 shares

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB") contains certain forward-looking statements and information relating to Compressco, Inc. and its subsidiaries, their industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to management. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

•	conditions in the gas and oil industry, including the demand for natural gas and the price of oil and natural gas,
•	competition among the various providers of compression services and products,
•	changes in safety, health and environmental regulations pertaining to the production and transportation of natural gas,
•	changes in economic or political conditions in the markets in which we operate, and
•	introduction of competing technologies by other companies.

          In addition, the factors described in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" could cause our actual results to differ materially from the expectations reflected in the forward-looking statements contained herein. These statements relate to future events or our future financial performance. These forward-looking statements may be found in "Item. 1. Description of Business," "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. The forward-looking statements in this Report are based largely on our expectations and are subject to a number of risks and uncertainties which may be beyond our control. Actual results may differ materially from the anticipated or implied results in the forward-looking statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we can give no assurances that the forward-looking events and circumstances included in this Report will occur.
ITEM 1.	DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

          Compressco, Inc., formerly Emerging Alpha Corporation (together with its subsidiaries unless the context indicates otherwise, the "Company"), was incorporated in the State of Delaware on February 10, 1993 for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigation warrants, acquire a business opportunity presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of a publicly held corporation. Prior to October 1999, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. After careful investigation and analysis, the Company determined in 1999 to enter into the natural gas compression business and, in October 1999, completed an acquisition of companies that provide compression and measurement services to the natural gas and oil industry.

COMPANY OVERVIEW AND STRATEGY

OVERVIEW

          Compressco, Inc. is a provider of compression services, natural gas measurement and production enhancement strategies. We provide products and services to customers who are producing and transporting natural gas from relatively low-pressure, low-volume gas and oil wells and gathering systems. As part of our operations, we also design and fabricate low-pressure natural gas compressors, which include our patented designs.

          Through our principal operating subsidiary, we have been involved in the compression services industry since 1990, and have been continually improving our products and services since that time. We offer for rental or sale two models of Gas Jack® brand compressors, which we believe are superior to our competitors' compressors because they are more fuel efficient and more reliably handle variable liquid conditions in the wellbore. Our Gas Jack® compressors utilize patented designs that allow operators to increase production from and to extend the productive lives of low-volume or marginal gas wells. In addition, with the introduction of our new E-Pumper™ product, a remote operation monitoring and alarm system, our customers are able to better monitor their wells, thereby reducing costly down time. We provide natural gas measurement services and natural gas well monitoring.

          In connection with the acquisition of our principal operating subsidiary by a new investor group in October 1999, we installed a new management team, and placed a new emphasis on leveraging our proprietary technology to aggressively grow our business. As of December 31, 2000, we had 375 compressors in service, which represented an increase of approximately 88% in the past twelve months. Total revenues for the year ended December 31, 2000 were $5.3 million compared to $3.8 million ($3.0 million from predecessor company, Gas Jack Inc., an Oklahoma corporation ("Gas Jack"), through October 29, 1999 and $0.8 million after October 29, 1999) for the twelve months ended December 31, 1999, an increase of $1.5 million, or 39%. For the year ended December 31, 2000, our revenue related to compressor rentals was $4.0 million compared to $2.6 million for the twelve months ended December 31, 1999, an increase of $1.4 million, or 54%. Based on our December 2000 revenue, our annualized compressor rental revenue currently exceeds $6.3 million.

          We service our rental compressor fleet as well as provide maintenance services through our 22 mobile field technicians. Currently, all of our technicians are based in the south central United States, the area in which the majority of our customers operate. As a result, we are able to provide quality maintenance service without the expense of maintaining many costly service centers.

INDUSTRY CONDITIONS

          As natural gas fields age, they lose pressure, thereby requiring compression to produce the remaining reserves at historic volumes. At the end of 1998, there was approximately 14.8 million horsepower of field compression equipment in the United States, of which approximately 4.1 million horsepower was outsourced. From 1993 to 1998, the compression rental industry grew at a rate of approximately 15.4% per year in the United States in terms of horsepower. Our industry also has recently begun to grow rapidly internationally.

          The demand for compression services is linked to natural gas consumption rather than exploration activities. As a result, our financial performance historically has been less affected by the short-term market cycles and volatile commodity prices of oil and natural gas than companies operating in other sectors of the energy industry. Demand for compression services has increased over time, even during periods of volatile natural gas prices. We believe the natural gas compression services industry will continue to have significant growth potential, especially as it relates to marginal wells, due to the following factors:

•

the number of new gas wells drilled in the United States has been on the decline for the past several years, which has resulted in more mature gas wells that have lost pressure over time and require compression to produce remaining reserves at historic volumes;

•	newer gas fields in the United States are experiencing more rapid loss of pressure than older fields and are requiring compression at earlier stages to maintain production levels;
•	natural gas consumption is increasing in the United States at an average rate of 2.0% to 2.5% per year and internationally at an average rate of 3.0% to 4.0% per year; and
•

natural gas producers are increasingly outsourcing gas compression requirements to reduce overall cost of compression, improve run-time performance, reduce capital requirements and better meet changing compression needs.

          We believe that we are well positioned to participate in the future growth in this industry as we are one of the few compression service providers with fuel-efficient compressors that are designed to maximize and extend the reserve life of marginal wells.

OUR GROWTH STRATEGY

          Our growth strategy is to continue to focus on meeting the evolving needs and demands of our customers by providing consistent, superior services and dependable, high quality products. We will continue to serve existing customers in and increase market share of our core service area located in the south central United States. The key elements of our strategy are described below:

•

Expanding our sales and service coverage in our core markets. We intend to expand the coverage of our sales force by increasing the number of sales and marketing personnel that we employ to market to, advise and service our customers in the south central United States.

•

Expanding into new geographic areas. Currently the majority of our customers operate in the south central United States. We believe there are, however, gas fields in other regions of the United States that would be benefited by our compression products. Accordingly, we intend to expand our presence by engaging sales and service personnel outside our core geographic markets.

•

Offering complementary products and services. We intend to expand our range of compression services and products to meet the needs of our customers. Our new E-Pumper™ product allows customers to obtain real-time information regarding the operation of production equipment.

•

Continuing a standardized approach to our business. Since we design and fabricate two models of compressors, we are able to develop expertise in operating and maintaining our compressors, provide our customers with consistent, high quality service, optimize our inventory, reduce our costs and train our service technicians faster and more effectively.

OPERATIONS

          Compressor Fleet

          The Company has manufactured a total of 679 compressors including 262 units in the year ended December 31, 2000. As of the end of 2000, the Company has a compressor fleet of 471 units; of these units, 375 are currently on rent. The Company's rental agreements are for monthly and annual terms. These units, as well as contracted maintenance on certain sold units, are maintained by company personnel and contracted third parties.

Since inception in 1990, an aggregate of 223 units have been sold to customers in the United States, Canada, Holland, Indonesia and Argentina. During year 2000 the Company repurchased 16 used compressors it had sold in prior years and added these back to our rental fleet.

          The Gas Jack compressor utilizes an integral design as the frame for the compressor. A Ford industrial 460 cubic inch V-8 is modified so that one bank of four cylinders uses natural gas from the well to power the other bank of four cylinders that provide compression. This configuration is capable of handling suction pressures from vacuum conditions of up to 12 inches vacuum and discharge pressures of up to 250 PSIG. This configuration allows the Company to provide a moderately priced, reliable well head compressor that is easy to maintain and does not require special parts, tools, fluids or training to operate. The design also allows for a compact unit that is easily transported and requires minimal site preparation, which assists the producer in testing and evaluating subject properties.

          Fabrication

          The Company's current manufacturing staff and facility is capable of producing up to 60 new units per month, as well as the required reconditioning of units that are returned from rental. Over the last few years, the Company has improved its shop and suppliers scheduling, implemented shop and supplier's quality control, maximized the use of its existing facility and personnel. This has resulted in cost reductions, minimized rework, improved inventory control and increased production efficiency.

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

EMPLOYEES AND CONSULTANTS

          As of December 31, 2000 the Company and its subsidiaries had a total of 60 employees. None of our employees is subject to a collective bargaining agreement.

CUSTOMERS AND SUPPLIERS

          During the year ended December 31, 2000, the Company did not have sales to any one customer comprising more than 10% of its revenues. During the nine months ended December 31, 1999, the Company had sales to one customer which amounted to approximately 11% of the Company's total 1999 revenue. As of December 31, 2000, one customer represented approximately 13% of the Company's total accounts receivable balance. The Company purchases a substantial portion of its equipment, specifically, compressor engines and related items, from one supplier, Ford Motor Company.
ITEM 2.	DESCRIPTION OF PROPERTY

          We lease approximately 50,000 square feet of space that we use for our administrative offices, fabrication facilities and warehouse space in Oklahoma City, Oklahoma pursuant to month-to-month leases.
ITEM 3.	LEGAL PROCEEDINGS

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of the fiscal period ended December 31, 2000.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is not and has not been traded on a stock exchange or national quotation system. As of December 31, 2000, there were 338 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future. In addition, our ability to pay dividends is restricted by our existing bank credit facility.

          In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

          In December 2000 and January 2001, we completed an offering of our 13% subordinated promissory notes and warrants to purchase our common stock through a private placement. At December 31, 2000, $5,250,000 of the subordinated promissory notes were issued. An additional $250,000 of the subordinated promissory notes have been issued subsequent to December 31, 2000. These notes are subordinated, unsecured obligations of the Company and rank junior to all existing and future senior indebtedness of the Company. The notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears commencing on March 31, 2001. Each purchaser of notes also received warrants to purchase shares of our common stock at a purchase price of $120 per share. Each $1,000 of issued principal amount of notes received warrants to purchase 8.4 shares of common stock, or a total of 46,200 shares. Of the total proceeds received, $100,000 was allocated to the stock warrants.

          The offerings described above were completed in private placements pursuant to Section 4(2) of the Securities Act of 1933.
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

          Prior to October 1999, the Company had no business operations; its only revenue since its inception in 1993 was from interest income and its only expenses related to administrative expenses. In October 1999, the Company purchased a privately held natural gas compressor manufacturing and service company, Gas Jack, for $2.7 million in cash, and also purchase GJ Measurement, an Oklahoma L.L.C. ("GJ Measurement") for 33,333 shares of common stock. These acquisitions were accounted for under the purchase method of accounting.

          In connection with the acquisitions, the Company's fiscal year end was changed from March 31 to December 31. The following sets forth selected financial information for the year ended and as of December 31, 2000 and for the nine months ended December 31,1999 and as of December 31, 1999 and is qualified in its entirety by the financial statements appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA FOR COMPRESSCO
	Year Ended December 31, 2000 ------------------------	Nine Months Ended December 31, 1999 ------------------------
STATEMENT OF OPERATIONS DATA:
Operating Revenues................................................	$5,304,001	$786,159
Cost of Sales and Expenses.......................................	4,979,537	715,022
Operating Income (Expense) .....................................	$324,464	71,137
Net Income (Loss) .................................................	(10,569)	(5,395)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash..................................................................	$860,043	$96,256
Total Assets.........................................................	13,250,067	4,439,554
Total Liabilities.....................................................	10,354,263	3,733,241
Stockholders' Equity................................................	2,895,804	706,313

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTH PERIOD ENDED DECEMBER 31, 1999

          The Company's results of operations for the year ended December 31, 2000 and the nine months ended December 31, 1999 reflect the acquisition of Gas Jack on October 29, 1999. Prior to the acquisition, Compressco had no business operations. The year ended December 31, 2000 includes a full year of Gas Jack operations compared to the nine months ended December 31, 1999 that includes only two months of Gas Jack operations. We have included the financial statements of Gas Jack for the ten month period of January 1, 1999 through October 29, 1999 on pages F-16 through F-21 of these audited financial statements.

          The total revenue for the year ended December 31, 2000 was $5,304,001 compared to the nine month period in 1999 following the acquisition when the Company had revenues of $786,159. The Company's compressor units on rental increased from approximately 200 at December 31, 1999 to approximately 375 units at December 31, 2000 an increase of 88%.

          The total cost of sales and expenses for the year ended December 31, 2000 were $4,289,500 compared to the nine month period in 1999 following the acquisition when the Company had total cost of sales and expenses of $602,672. The total cost of sales and expenses for the year ended December 31, 2000 were 81% of total revenues compared to 77% for the nine month period in 1999. The increase in the percent of total cost of sales and expenses in 2000 over 1999 is due primarily to increasing sales and marketing expenditures in 2000 to increase the company revenue.

          For the year ended December 31, 2000, the Company had depreciation and amortization expense of $690,037 compared to $112,350 for the nine months ended December 31, 1999. The increase is due to the increase in the Company's compressor fleet in 2000 from 206 units at December 31, 1999 to 471 units at December 31, 2000. Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The useful life and salvage value was changed from seven years with no salvage to twelve years with ten percent salvage value. The effect of the change in the accounting estimate for the year ended December 31, 2000 was to decrease depreciation expense by approximately $291,000 and decrease the net loss after taxes by approximately $180,000.

          Operating income for the year ended December 31, 2000 was $324,464 compared to $71,137 for the nine months ended December 31, 1999. Operating income for the year ended December 31, 2000 was 6.1% of total revenue for the year ended December 31, 2000 compared to 9.0% for the nine months ended December 31, 1999.

The decrease in the operating income as a percent of total revenue in 2000 was due to the increased sales and marketing expense and increased depreciation on the increased rental fleet.

          For the year ended December 31, 2000, the Company had interest expense of $338,648 compared to $46,823 of interest expense for the nine month period ended December 31, 1999. The increase in interest expense in 2000 is due to interest on the loan to finance the acquisition of Gas Jack in October 1999 and interest on the bank financing of the increased compressor fleet in 2000.

          The year ended December 31, 2000 resulted in pre-tax net income of $12,333 compared to a pre-tax net loss of $5,395 for the nine months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          In December 2000 and January 2001, the Company completed an offering of 13% subordinated promissory notes and stock warrants to qualified private investors. At December 31, 2000, $5,250,000 of the subordinated promissory notes were issued. An additional $250,000 of the subordinated promissory notes have been issued subsequent to December 31, 2000. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears commencing on March 31, 2001. Of the total proceeds received, $100,000 was allocated to the stock warrants.

          In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

          On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at a fixed rate of 8.8%. Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President.

          On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended and restated December 28, 2000, the Company can borrow the lesser of (i) $7,500,000 and (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (9.5% at December 31, 2000). Interest is payable monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At December 31, 2000, the Company was in violation of its Debt to EBITDA coverage ratio covenant. Subsequent to year-end, the Company has received a waiver from its lender for this covenant violation. In addition, the Company's lender has amended the Debt to EBITDA coverage ratio for the period ending March 31, 2001. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2001. Subsequent to December 31, 2000, all outstanding borrowings under the line of credit were repaid from a portion of the proceeds from subordinated promissory note offering.

          The Company believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund the Company's requirements for current operations through 2001. However, in connection with any expansion of operations or acquisition activities, it is likely that the Company will need additional sources of debt or equity financing. The Company cannot provide assurance that these funds will be available or if available will be available on satisfactory terms.

RISK FACTORS

          As described in "Part I. Special Note Regarding Forward-Looking Statements," this Report contains forward-looking statements regarding our business and industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be materially negatively impacted. Additional risks not presently known to us or which we currently consider immaterial may also negatively impact the Company.

RISKS INHERENT IN OUR INDUSTRY

We are significantly dependent on demand for natural gas, and a prolonged, substantial reduction in this demand could adversely affect the demand for our services and products.

          Gas compression operations are materially dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our compression services and products. This could materially adversely affect our results of operations.

We intend to make substantial capital investments to implement our growth strategy.

          We anticipate that we will continue to make substantial capital investments to increase expand our compressor rental fleet and enhance our sales and marketing and service operations. For the year ended December 31, 2000, our capital expenditures totaled approximately $6.9 million, primarily associated with the expansion of our compressor rental fleet. Historically, we have financed these expenditures through equity placements and bank facilities. These significant capital expenditures require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial investments to improve their rental fleets and other services, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our growth.

Our business subjects us to potential liabilities which may not be covered by insurance.

          Natural gas service operations are subject to inherent risks, such as equipment defects, malfunction and failures and natural disasters which can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, there can be no assurance that our insurance will be adequate to cover our liabilities. Further, there can be no assurance that insurance will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

          We are subject to stringent and complex federal, state and local laws and regulatory standards, including regulations regarding the discharge of materials into the environment, emission controls and other environmental protection concerns. Environmental laws and regulations may, in certain circumstances, impose "strict liability" for environmental contamination, rendering us liable for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. In addition, it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in existing environmental laws and regulations or the adoption of new laws and regulations could be substantial and could have a material adverse effect on our operations and financial condition. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties.

          We routinely deal with natural gas, oil and other petroleum products. As a result of our engineered products and overhaul and field operations, we generate, manage and dispose of or otherwise recycle hazardous wastes and substances, such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. Although it is our policy to utilize generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hydrocarbons or other wastes may have been disposed or released on, under or from properties owned, leased, or operated by us or on or under other locations where such wastes have been taken for disposal. These properties and the wastes disposed on them may be subject to investigatory, remedial and monitoring requirements under federal, state and local environmental laws.

          We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Nevertheless, the modification or interpretation of existing federal, state and local environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on us and other similarly situated service companies.

We operate in a highly competitive industry.

          The natural gas compression service and engineered products business is highly competitive. Our main competitors are large national and multinational companies, which have significantly greater financial resources than our company. These competitors offer a wide range of compressors for sale or rental. If these companies substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively.

RISKS SPECIFIC TO AN INVESTMENT IN OUR COMPANY

We are dependent on particular suppliers and are vulnerable to product shortages and price increases.

          Both models of Gas Jack® compressors that we fabricate are powered by a Ford 460 cubic inch V-8 engine. Ford recently announced that it has discontinued the production of this engine model. As a result, we recently implemented a strategy of purchasing remanufactured Ford 460 engines. Although we have not yet experienced a significant delay in receiving the requisite engines, a prolonged delay or substantial increase in the cost of new or remanufactured Ford 460 engines could materially adversely affect our results of operations.

          In addition, both of our compressor models share many components that we obtain from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have at least a temporary material adverse effect on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a material adverse effect on our results of operations.

We have a limited operating history with our current management team.

          Although we acquired Compressco Field Services, Inc., formerly Gas Jack, Inc., in October 1999, our management team, including our Chief Executive Officer, has a limited operating history in compressor fabricating. Although we believe we have made major improvements to our fabrication activities, we cannot offer any assurances that we will be successful and profitable in the future.

We are highly leveraged and vulnerable to interest rate changes.

          As of December 31, 2000, we had approximately $8.3 million in outstanding indebtedness, including capital lease obligations and the current portion of long-term debt, representing approximately 73% of our total capitalization. Of this amount, approximately $1.0 million bore interest at floating rates. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt, which may affect our ability to capital expenditures.

Our patents may not be adequate or enforceable and others may use our proprietary technology.

          We have applied for and have received four patents related to the fully integrated engine design that we use in our Gas Jack® compressors. It is our understanding that our patents are narrowly drafted. We can offer no assurances, however, that these patents will be enforceable. In addition, we know of one fabricator using a design, for which he also obtained a patent, that is similar to our patented design. If the protection of our intellectual property proves to be inadequate, others may use our proprietary developments without compensating us and in competition against us, giving cost advantages to our competitors.

Our success depends on key members of our management team, the loss of whom could disrupt our business.

          Our success depends to a significant degree upon the continued contributions of key management, operations, engineering, sales and marketing, customer support, finance and manufacturing personnel. We are particularly dependent on Brooks Mims Talton, our Chief Executive Officer. Currently, we are in the process of obtaining a $1.0 million key employee policy on Mr. Talton. However, do not have yet have such a policy in place and we cannot offer any assurances that we will be able to obtain one on agreeable economic terms. Furthermore, we do not maintain and do not intend to obtain key employee life insurance for any of our other employees. The departure of any of our key personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we believe that our success depends on our ability to attract and retain additional qualified employees. If we fail to recruit other skilled personnel, we could be unable to compete effectively.

We are a holding company and rely on our subsidiaries for operating income.

          We are a holding company and, as such, we derive all of our operating income from our operating subsidiaries. We do not have any significant assets other than the equity of our operating subsidiaries. Consequently, we are dependent on the earnings and cash flow of our subsidiaries to meet our obligations and pay dividends. Our subsidiaries are separate legal entities that are not legally obligated to make funds available to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to meet our obligations or to pay dividends.

A third party could be prevented from acquiring control of us because of the anti-takeover provisions in our charter and bylaws.

          There are provisions in our certificate of incorporation and bylaws that may make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by our board of directors.

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

NAME ----------	AGE -------	YEAR ELECTED -------------	OFFICE WITH COMPANY ------------------
Burt H. Keenan	61	1993	Chairman of the Board
Brooks Mims Talton, III	34	1999	Chief Executive Officer and Director
Jerry W. Jarrell	59	1994	Director
Gary McBride	48	2000	Chief Financial Officer
D. B. H. Chaffe III	67	1993	Director
Jack Rettig	47	1999	Director
J. Michael Drennen	48	2000	Director

Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation".

          Burt H. Keenan has served as our Chairman of the Board since inception in February 1993. He also served as President until October 1999. From August 1999 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to August 1999, Mr. Keenan served as Executive Chairman of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. Since 1987, he has been associated with Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, where he specializes in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the founder, Chairman and CEO of Offshore Logistics, Inc., a public oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan was a member of the National Advisory Council on Oceans and Atmosphere, a United States Presidential Commission, and of various industry associations. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University.

          Brooks Mims Talton, III has served as our Chief Executive Officer and a Director since October 1999. He is also the founder and President of GJ Measurement, L.L.C., which we acquired in October 1999, operating since 1994 as a natural gas measurement, monitoring and control systems company. Customers range from small independents to major oil and gas companies. From 1991 to 1994, he was founder and Co-owner of Well Link Corporation. From 1989 to 1991 he operated as a sole proprietor, Mims Oil Tools specializing in automated plunger lift production systems. Prior to 1989, Mr. Talton worked for two oil and gas exploration and production companies performing prospect research and development. Mr. Talton holds a B.A., in Political Science with an emphasis on Energy/Public Policy from the University of Oklahoma.

          Jerry W. Jarrell served as our Chief Financial Officer since inception in February 1993 through December 2000. Effective January 1, 2001, Mr. Jarrell resigned as Chief Financial Officer and was replaced by Gary McBride. Mr. Jarrell will continue to serve as a director of the Company. From May 1998 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to May 1998, Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from 1977 to 1990. From 1971 to 1977, he was Secretary-Controller for Offshore Logistics. From 1966 to 1971, he was a Certified Public Accountant with Arthur Andersen and Company, and holds a B.S. degree in accounting from Louisiana Tech University.

          Gary McBride was employed in November 2000 and, effective January 1, 2001, replaced Jerry W. Jarrell as the Chief Financial Officer. Mr. McBride previously served as Vice-President of Finance with Cain's Coffee Company in Oklahoma City and had been with Cain's since 1980. Cain's is a regional roaster, manufacturer and distributor of coffee, tea and spices with annual revenue of approximately $90 million and 550 employees. Mr. McBride attended the University of Central Oklahoma earning a B. S. degree in accounting and is a certified public accountant.

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

          J. Michael Drennen is currently the Manager of Corporate Acquisitions Engineering with Devon Energy Corporation in Oklahoma City. He has been with Devon Energy since 1974. With Dover, he previously held the positions of Manager of Reservoir and Acquisitions Engineering, Manager of Production and District Engineer. Mr. Drennen is a registered petroleum engineer and graduated from the University of Oklahoma in 1974 with BS in petroleum engineering.

INDEMNIFICATION

          The Delaware Supreme Court has held that directors' duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its certificate of incorporation to exonerate or indemnify its directors from personal liability to the corporation or its stockholders for monetary damages or breach of fiduciary duty of care as a director, with certain exceptions. The Companies have adopted these exoneration and indemnification provisions in the Delaware General Corporation Law in their respective certificates of incorporation and bylaws. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transaction from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as an injunction or recision to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.

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

BOARD COMMITTEES

AUDIT COMMITTEE

          Our audit committee consists of Jerry W. Jarrell, Burt H. Keenan and Brooks Mims Talton. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures.

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

EXECUTIVE COMPENSATION

          The following table sets forth all compensation awarded to, earned by or paid to the named executive officer for the year ended December 31, 2000, and the nine month period ended December 31, 1999.

SUMMARY COMPENSATION TABLE
	ANNUAL COMPENSATION ------------------------		LONG-TERM COMPENSATION SECURITIES ------------------------
NAME AND PRINCIPAL POSITION -----------------------------------------------	SALARY ------------	BONUS -----------	UNDERLYING OPTIONS ----------------------	ALL OTHER COMPENSATION -----------------------
Year ended December 31, 2000:
Burt H. Keenan (1)...........................	--	--	1,500	--
Brooks Mims Talton(2).....................	$80,000	$25,000	--	--
Nine months ended December 31, 1999:
Burt H. Keenan (1)...........................	--	--	5,000	--
Brooks Mims Talton(2).....................	$13,333	$20,000	--	--

(1)	Mr. Keenan served as President until the date of the Gas Jack acquisition on October 29, 1999, and serves as chairman of the board.
(2)	Mr. Talton became CEO in connection with the Gas Jack acquisition on October 29, 1999.

OPTION GRANTS

          The following table sets forth information regarding options granted to the named executive officer during the year ended December 31, 2000.

NAME ---------	NUMBER OF OPTIONS GRANTED ---------------	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN YEAR -------------	EXERCISE PRICE ($/SHARE) --------------	EXPIRATION DATE --------	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM -------------------
					5% ------	10% ------

Burt H. Keenan...........	1,500	9.8%	$30.00	11-15-06	$15,304	$34,720
Brooks Mims Talton....	--	--	--	--	--	--

          The percent of total options granted to employees in the above table is based on 15,250 options granted to employees in this period.

          Options were granted at an exercise price equal to the fair market value of our common stock, as determined by our board of directors on the date of grant. In making this determination, the board of directors considered a number of factors, including:
•	our historical and prospective future revenue and profitability;
•	our cash balance and rate of cash consumption;
•	the development and size of the market for our services;
•	the status of our financing activities;
•	the stability of our management team; and
•	the breadth of our service offerings.

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

2000 OPTION EXERCISES AND YEAR-END OPTION VALUES

          The following table sets forth information concerning the value realized upon exercise of options during 2000 and the number and value of unexercised options held by the named executive officers at December 31, 2000. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of December 31, 2000, determined by the board of directors in the manner discussed above to be $30.00 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.
NAME ----------	SHARES ACQUIRED ON EXERCISE ---------------	VALUE REALIZED ----------------	NUMBER OF UNEXERCISED OPTIONS AT DECEMBER 31, 2000		VALUE OF UNEXERCISED IN- THE -MONEY OPTIONS AT DECEMBER 31, 2000
			EXERCISABLE --------------------	UNEXERCISABLE --------------------------	EXERCISABLE --------------------	UNEXERCISABLE ------------------------
Burt H. Keenan...............	--	--	--	6,500	--	$75,000
Brooks Mims Talton........	--	--	--	--	--	--

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of December 31, 2000, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

NAME ----------	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED ----------------------------------	PERCENT -------------
5% Stockholders:
John E. Koerner (1)	14,200	9.0%
A.F. Lundy (2)	11,273	7.2%
Officers and Directors:
Burt H. Keenan (3)	14,150	8.9%
Brooks Mims Talton	28,333	18.5%
Jerry W. Jarrell (4)	2,965	1.9%
Gary McBride	--	--
D. B. H. Chaffe III	4,320	2.8%
Jack Rettig (5)	8,172	5.3%
J. Michael Drennen	--	--
All officers and directors as a group (7 persons) (6)	57,940	35.8%

(1)	Includes 4,200 shares issuable upon exercise of stock warrants held by Koerner Capital Corporation.
(2)	Includes 2,940 shares issuable upon exercise of stock warrants held by Mr. Lundy.
(3)	Includes 6,300 shares issuable upon exercise of stock warrants held by Mr. Keenan.
(4)	Includes 840 shares issuable upon exercise of stock warrants held by Mr. Jarrell.
(5)	Includes 1,260 shares issuable upon exercise of stock warrants held by Mr. Rettig.
(6)	Includes 8,400 shares issuable upon exercise of stock warrants held by the named executive officers and directors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Consulting Agreement

          The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, and was renewed in 1997 and 1999, currently provides for $2,000 compensation per month and expires in October 2001. See "Stock Option Plan" below.

          Purchases of Subordinated Notes

          Certain directors, officers and 5% stockholders purchased the Company's 13% subordinated promissory notes in our offering of such securities in December 2000. All such persons purchased on the same terms and conditions as the other investors in the offering. Mr. Keenan, Mr. Koerner, Mr. Lundy, Mr. Rettig and Mr. Jarrell purchased $750,000, $500,000, $350,000, $150,000 and $100,000 of principal amount of notes, respectively.

          Registration Rights Agreement

          In connection with our offering of 13% subordinated promissory notes, Mr. Keenan, Mr. Koerner, Mr. Lundy, Mr. Rettig and Mr. Jarrell received warrants to purchase 6,300, 4,200, 2,940, 1,260 and 840 shares of common stock, respectively. The Company entered into a registration rights agreement with each investor, including each of such persons. Under the terms of the agreement, these warrantholders have the right to require the Company to register the sale of all of the common stock exercised pursuant to the warrants upon the earlier of (i) June 30, 2002 and (ii) 180 days after the consummation of an underwritten public offering of our capital stock. The holders are entitled to one to one registration required by the holders of a majority of the outstanding warrants covering all or part of the shares issued upon exercise of the warrants (but in no event for less than 50% of all such shares). Holders of such common stock are also entitled to "piggy-back" registration rights prior to December 31, 2003. Holders of a majority of the outstanding warrants may bind all of the warrantholders to a lock-up agreement related to an underwritten public offering.

STOCK OPTION PLAN

          The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

          In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 30,500 shares are issuable under options granted to officers, directors and key employees at December 31, 2000. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits of the Company are included herein.
3.	Certificate of Incorporation and Bylaws
	*3.1	Restated Certificate of Incorporation
	*3.2	Bylaws
	*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
10.	Material Contracts
	*10.1	1993 Stock Option Plan
	*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
	**10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
	**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and the Company
	10.5	Amended and Restated Loan Agreement, dated as of December 28, 2000, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
	10.6	Securities Purchase Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	10.7	Stock Warrant Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	10.8	Subordinated Promissory Note, dated December 22, 2000, issued by the Company to each purchaser of the notes
	10.9	Registration Rights Agreement, dated as of December 22, 2000, between the Company and each investor party thereto

------------------
*	Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**	Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Compressco, Inc.:

We have audited the accompanying consolidated balance sheet of Compressco, Inc. and subsidiaries as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the nine months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compressco, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the nine months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.
Oklahoma City, Oklahoma	Arthur Andersen LLP
January 26, 2001

COMPRESSCO, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 860,043
Accounts receivable, net of allowance of $50,000	1,023,945
Inventories	1,970,895
Notes receivable, current portion	53,529
Prepaids and other	86,669
Deferred income tax asset	19,190
Total current assets	4,014,271
9,251,030
COMPRESSORS
Less- Accumulated depreciation	(682,653)
Total compressors, net	8,568,377
VEHICLES, EQUIPMENT and OTHER PROPERTY	659,068
Less- Accumulated depreciation	(112,480)
Total vehicles, equipment and other property, net	546,588
OTHER ASSETS	120,831
Total assets	$13,250,067
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,554,219
Accrued liabilities	192,762
Current portion of long-term debt	562,218
Total current liabilities	2,309,199
LONG-TERM DEBT, net of current portion	7,784,330
DEFERRED INCOME TAXES	260,734
Total liabilities	10,354,263
COMMITMENTS (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; no shares issued or outstanding	-
Common stock, $1 par value; 20,000,000 shares authorized; 153,235 shares issued and outstanding	153,235
Warrants outstanding	100,000
Additional paid-in capital	2,663,715
Retained deficit	(21,146)
Total stockholders' equity	2,895,804
Total liabilities and stockholders' equity	$13,250,067

The accompanying notes are an integral part of this consolidated balance sheet.

F-3

COMPRESSCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE NINE MONTHS ENDED DECEMBER 31, 1999

	YEAR ENDED DECEMBER 31, 2000	NINE MONTHS ENDED DECEMBER 31, 1999
REVENUES:
Rental revenue	$ 4,035,317	$ 463,269
Sales - Compressors and parts	763,488	277,207
Service and other	505,196	45,683
Total revenues	5,304,001	786,159
COST OF SALES AND EXPENSES:
Cost of sales	473,312	172,879
Operating expenses	3,816,188	429,793
Depreciation and amortization expense	690,037	112,350
Total cost of sales and expenses	4,979,537	715,022
OPERATING INCOME	324,464	71,137
OTHER INCOME (EXPENSE):
Interest income	26,517	16,097
Interest expense	(338,648)	(46,823)
Other expenses, net	-	(45,806)
Total other income (expense)	(312,131)	(76,532)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	12,333	(5,395)
PROVISION FOR INCOME TAXES	22,902	-
NET INCOME (LOSS)	$ (10,569)	$ (5,395)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$ (.08)	$ (0.11)

The accompanying notes are an integral part of these consolidated financial statements.

F-4

COMPRESSCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE NINE MONTHS ENDED DECEMBER 31, 1999

	COMMON STOCK		STOCK	PAID-IN	RETAINED
	SHARES	PAR VALUE	WARRANTS	CAPITAL	DEFICIT	TOTAL
BALANCE, March 31, 1999	43,600	$ 43,600	$ -	$ 251,460	$ (5,182)	$ 289,878
Issuance of common stock	33,333	33,333	-	299,997	-	333,330
Exercise of common stock options	6,300	6,300	-	82,200	-	88,500
Net loss	-	-	-	-	(5,395)	(5,395)
BALANCE, December 31, 1999	83,233	$ 83,233	-	$ 633,657	$ (10,577)	$ 706,313
Issuance of common stock	70,002	70,002	-	2,030,058	-	2,100,060
Issuance of stock warrants	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(10,569)	(10,569)
Balance December 31, 2000	153,235	$153,235	$100,000	$2,663,715	$ (21,146)	$2,895,804

The accompanying notes are an integral part of these consolidated financial statements.

F-5

COMPRESSCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE NINE MONTHS ENDED DECEMBER 31, 1999

	YEAR ENDED DECEMBER 31, 2000	NINE MONTHS ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,569)	(5,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	690,037	112,350
Provision for bad debts	23,000	--
Other assets	(28,830)	12,972
Deferred income taxes	22,902	--
Changes in current assets and liabilities:
Accounts receivable	(572,237)	194,880
Inventories	(1,167,484)	(10,772)
Prepaids and other	(25,635)	(39,115)
Accounts payable	1,016,652	226,661
Accrued liabilities	96,014	(12,773)
Other current liabilities	(8,273)	1,262
Net cash provided by operating activities	35,604	480,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to compressors	(6,480,579)	(271,474)
Additions to vehicles and other property	(374,014)	(30,309)
Acquisition of business	--	(2,700,000)
Cash acquired in acquisition of business	--	40,254
Net cash used in investing activities	(6,854,593)	(2,961,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,100,060	--
Proceeds from issuance of stock warrants	100,000	--
Proceeds from issuance of subordinated debt	5,150,000	--
Deferred financing costs	(89,443)	--
Proceeds from notes payable	--	2,800,000
Principal payments on notes payable	(628,369)	(652,957)
Proceeds from line of credit	5,335,842	97,161
Principal payments on line of credit	(4,385,314)	(46,667)
Proceeds from issuance of common stock from exercise of stock options	--	88,500
Net cash provided by financing activities	7,582,776	2,286,037
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	763,787	(195,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,256	291,678
CASH AND CASH EQUIVALENTS, END OF PERIOD	$860,043	$96,256
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for Interest
Interest	$344,553	$24,163
Income taxes	$--	$29,050
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Long-term debt assumed in acquisition of subsidiaries	$--	$877,681
Current liabilities assumed in acquisition of subsidiaries	$--	$425,611
Issuance of common stock in acquisition of subsidiaries	$--	$333,330
Issuance of notes receivable on Compressor sales	$102,900	$--

The accompanying notes are an integral part of these consolidated financial statements.

F-6

COMPRESSCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION:

Compressco, Inc, formerly Emerging Alpha Corporation, (the "Company") was incorporated in the State of Delaware on February 10, 1993, for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigations warrant, acquire business opportunities. Since its inception, the primary activity of the Company has been devoted to organizational activities and obtaining initial funding. Upon investigation and analysis by the Company's management, the Company decided to enter certain segments of the natural gas industry including equipment manufacturing, compression services and production of natural gas reserves.

On October 29, 1999, the Company purchased all outstanding shares of the capital stock of Gas Jack Inc., an Oklahoma corporation ("Gas Jack"), for $2.7 million and all outstanding units of GJ Measurement, an Oklahoma L.L.C., ("GJ Measurement") in exchange for 33,333 shares of the Company's common stock. Both acquisitions, which are discussed in more detail in Note 4, were accounted for using the purchase method of accounting. Subsequent to the acquisition, both Gas Jack and GJ Measurement are wholly-owned subsidiaries of the Company. In connection with the acquisitions, the Company changed its fiscal year-end from March 31 to December 31. In 2000 the name of Gas Jack was changed to Compressco Field Services, Inc. and the name of GJ Measurement was changed to Compressco Testing L.L.C.

The Company is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and leased to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., ("Providence") to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Since its inception, Providence has acquired interests in one natural gas well.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of the Company as of and for the year ended December 31, 2000, and for the nine months ending December 31, 1999, that include the accounts and operations as of and for the period from October 29, 1999 to December 31,1999, for Gas Jack and GJ Measurement. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of compressor components and parts, and work-in-progress, and are stated at the lower of cost or market using average cost.

NOTES RECEIVABLE

The Company has financed the sale of several compressors through the issuance of notes receivable secured by a lien on the compressor. The notes are for two years with interest rates ranging from 10 to 12 percent. The Company recognizes the sale and gain from the sale upon delivery of the compressor to the customer. The total amount of receivable under these notes is approximately $79,000 as of December 31, 2000.

OTHER ASSETS

The Company includes in other assets deferred financing costs of approximately $90,000 related to the subordinated promissory notes and bank revolver facility. These costs are being amortized on a straight line basis over the three-year life of the related financing.

COMPRESSORS, VEHICLES, EQUIPMENT AND OTHER PROPERTY

Compressors include units currently being rented and available for rent. Compressors, vehicles and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:
Compressors	12 years
Vehicles	5 years
Equipment and other	7 years

Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The estimated useful life and salvage value of its compressors was changed from seven years with no salvage value to 12 years with a 10% salvage value. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The change is accounted for prospectively. The effect of the change in accounting estimate was as follows for the year ended December 31, 2000.
Depreciation expense was decreased by	$290,696
Net loss decreased by	$180,232
Basic loss per share decreased by	$1.30

REVENUE RECOGNITION

Revenue on the sale of compressors and parts is recorded upon shipment. The Company rents compressors to customers on terms ranging from two weeks to one year. As of December 31, 2000, all rental agreements are cancellable within 30 days written notice by the customer. Certain of the rental agreements provide that in case of early cancellation by the customer increased rental payments are due for the previous periods the customer rented the compressor. Revenues from rental and service agreements are recorded as earned over the lives of the respective contracts.

INCOME TAXES

Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred income tax assets and liabilities are computed using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable benefit for the period plus or minus the net change in the deferred tax assets and liabilities.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute earnings (loss) per common share was 138,851 for the year ending December 31, 2000, and 49,526 for the nine months ended December 31, 1999. The effect of outstanding stock options and stock warrants is not shown as their effects would be anti-dilutive.

BUSINESS SEGMENTS

The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information".

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

3.     INVENTORIES:

Inventories consist of the following at December 31, 2000:
Components and parts	$1,395,808
Work-in-progress	575,087
-------------
$1,970,895
========

4.     ACQUISITIONS:

On October 29, 1999, the Company purchased all outstanding shares of the capital stock of Gas Jack for $2.7 million in cash. In addition, on October 29, 1999, the Company acquired all outstanding units of GJ Measurement in exchange for 33,333 shares of the Company's common stock. Both acquisitions were accounted for using the purchase method of accounting. The Company did not recognize any goodwill as a result of these acquisitions.

A summary of the values assigned to the assets acquired, liabilities assumed, and equity securities issued in connection with these acquisitions, is as follows:

Current assets	$1,544,764
Compressors, vehicles and equipment	2,764,542
Other noncurrent assets	27,316
Current liabilities	(425,611)
Long-term liabilities	(877,681)
-------------
Net assets acquired	$3,033,330
========

Purchase price consisting of:
Common stock issued	$333,330
Cash paid for common stock of Gas Jack	2,700,000
-------------
Total purchase price	$3,033,330
========

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
(Unaudited, pro forma)
Operating revenues	$3,006,623
Net income	18,798

Basic earnings per common share	0.24

5.     LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 2000:
Subordinated promissory notes (a)	$5,250,000
Term loan (b)	2,146,653
Revolving line of credit (c)	1,047,689
Note payable, other	2,206
-------------
Total outstanding debt	8,446,548

Less- Discount on subordinated promissory notes	(100,000)
Less- Current portion	(562,218)
-------------
Total long-term debt	$7,784,330
========

(a)

On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 11) to qualified private investors. At December 31, 2000, $5,250,000 of the subordinated promissory notes were issued. Of the $5,250,000 in proceeds, $100,000 was allocated to the stock warrants. An additional $250,000 of the subordinated promissory notes have been issued subsequent to December 31, 2000. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears commencing on March 31, 2001.

(b)

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004 The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President.

(c)

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (9.5% at December 31, 2000). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At December 31, 2000, the Company was in violation of its Debt to EBITDA coverage ratio covenant. Subsequent to year-end, the Company has received a waiver from its lender for this covenant violation. In addition, the Company's lender has amended the Debt to EBITDA coverage ratio for the period ending March 31, 2001. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2001. Subsequent to December 31, 2000, all outstanding borrowings under the line of credit were repaid from a portion of the subordinated promissory notes proceeds.

The annual maturities of long-term debt subsequent to December 31, 2000, are as follows:
2001	$562,218
2002	560,012
2003	6,857,689
2004	466,629
----------
Total	$8,446,548
=======

Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on market prices or on the current rates available to the Company for debt with similar terms and remaining maturity.

6.     INCOME TAXES:

The components of income taxes are set forth as follows:
	YEAR ENDED DECEMBER 31, 2000	NINE MONTHS ENDED DECEMBER 31, 1999
Current provision (benefit)	$-	$-
Deferred provision (benefit)	22,902	-
	----------	-----
Income taxes	$22,902	$-
	======	===

The differences between the provision for income taxes at the expected Federal statutory rates and the provision for income taxes recorded in the consolidated statements of operations are summarized as follows:
	YEAR ENDED DECEMBER 31, 2000	NINE MONTHS ENDED DECEMBER 31, 1999
Federal income tax at statutory rates	$4,193	$(1,834)
State income taxes, net of Federal income tax benefit	2,561	(236)
Nondeductible expenses	16,148	2,115
Other	-	(45)
	---------	--------
Provision for income taxes	$22,902	$-
	======	=====

The significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 2000:
Deferred tax assets:
Accounts receivable	$19,190
------------
Net current deferred tax asset	$19,190
=======
Deferred tax liabilities:
Depreciation	$(481,171)
Net operating losses	220,437
------------
Net deferred tax liabilities	$(260,734)
=======

In connection with the acquisition of Gas Jack and GJ Measurement, the Company recorded a net deferred tax liability associated with Gas Jack's cumulative temporary differences of approximately $203,000. In addition, as a result of the acquisitions the Company eliminated its previously recorded valuation allowance of $2,945 as part of the purchase accounting.

At December 31, 2000, the Company has cumulative net operating loss carryforwards of approximately $574,000 which will begin to expire in 2011.

7.     STOCK OWNERSHIP AND INCENTIVE STOCK OPTION PLANS:

The Company's 1993 Stock Option Plan provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options.

A summary of the Company's stock options as of December 31, 2000 and 1999 and changes during the periods ended on those dates is presented below:
	Number of Shares	Weighted-Average Exercise Price
Outstanding at March 31, 1999	6,300	$14.05
Granted	19,000	$15.00
Exercised	(6,300)	$14.05
Outstanding at December 31, 1999	19,000	$15.00
Granted	15,250	$20.90
Canceled	(3,750)	$15.00
Outstanding at December 31, 2000	30,500	$17.95
Exercisable at December 31, 2000	None

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

The SFAS No 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively as follows:
	2000	1999
Interest rate	6.40%	6.29%
Dividend yield	0.00%	0.00%
Expected volatility	110.00%	110.00%
Expected life	6 years	6 years

The weighted average fair value of options granted using the Black-Scholes option pricing model for 2000 and 1999, respectively is as follows:
	2000	1999
Black-Scholes model weighted
average fair value option price	$15.03	$8.20

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for year ended December 31, 2000 and the nine month period ended December 31, 1999, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

	2000		1999
Net Income:
As reported	$(10,569)	$	(5,395)
Pro forma	(54,304)		(6,277)
Basic Loss per Share:
As reported	$(.08)		$(.11)
Pro forma	(.39)		(.13)

Diluted loss per share is not shown as the effect would be anti-dultive.

8.     RELATED PARTIES:

Certain directors and their family members purchased a total of $1,550,000 of the subordinated promissory notes including 13,020 stock warrants from the offering made to private investors in December 2000. The directors and their family members purchased the Notes and Warrants under the same terms and conditions as all other investors.

Certain officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the nine months ended December 31, 1999, and the year ended December 31, 2000, a consulting fee of $750 per month was paid to the Company's chief financial officer. This consulting fee was increased to $2,000 per month effective November 1, 1999.

9.     COMMITMENTS:

PURCHASE COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At December 31, 2000 the Company has taken delivery of 47 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

FACILITIES LEASES

The Company has a month-to-month lease for its manufacturing, warehouse and office facilities.

VEHICLE LEASES

The Company leases certain vehicles with original terms ranging up to two years. As of December 31, 2000, future annual minimum lease payments under noncancellable operating leases were approximately $203,000 for 2001 and $111,000 for 2002. There are no amounts due under the vehicle leases in 2003 or thereafter.

Rent expense under all operating leases was approximately $176,000 and $84,000 for the year ended December 31, 2000 and for the nine months ended December 31, 1999, respectively.

10.     MAJOR CUSTOMERS:

During the year ended December 31, 2000, the Company had no customers which amounted to more than 10% of the Company's total 2000 revenue. During the nine months ended December 31, 1999, the Company had sales to one customer which amounted to approximately 11% of the Company's total 1999 revenue. As of December 31, 2000, one customer represented approximately 13% of the Company's total accounts receivable balance.

11     STOCK WARRANTS:

In connection with the offering of the subordinated promissory notes discussed in Note 5, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At December 31, 2000 total stock warrants of 44,100 had been issued and additional warrants of 2,100 were issued subsequent to December 31, 2000. The warrants are exercisable upon issuance, and expire on December 31, 2003.

The Company obtained a valuation as to the amount to be assigned to the warrants from the total proceeds received from the issuance of the subordinated promissory notes. Based on the valuation estimate, the value assigned to the warrants is $100,000. This amount is shown as outstanding warrants in stockholders' equity and as a discount to the subordinated promissory notes. The discount will be amortized over the three-year life of the stock warrants as additional interest expense. The effective interest rate on the Notes is 13.84% when the value of the warrants is taken into consideration.

The value was determined using the Valrex model, which is an option valuation model that uses established option pricing theory to price nontrading options and warrants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Gas Jack, Inc.:

We have audited the accompanying statements of income, stockholders' equity and cash flows of Gas Jack, Inc. for the period from January 1, 1999 through October 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
Oklahoma City, Oklahoma	Arthur Andersen LLP
February 11, 2000

GAS JACK, INC.

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH OCTOBER 29, 1999
REVENUES:
Leasing revenue	$2,122,734
Sales - Gas Jack Compressors and parts	734,394
Service and other	149,495
------------
Total revenues	3,006,623
------------
COST OF SALES AND EXPENSES:
Cost of sales	417,684
Operating expenses	1,733,772
Depreciation expense	510,765
------------
Total cost of sales and expenses	2,662,221
------------
OPERATING INCOME	344,402
OTHER INCOME (EXPENSES):
Interest income	7,130
Interest expense	(33,611)
Other income	2,110
-----------
Total other expenses	(24,371)
-----------
INCOME BEFORE PROVISION FOR INCOME TAXES	320,031
PROVISION FOR INCOME TAXES	131,752
-----------
NET INCOME	$188,279
=======

The accompanying notes are an integral part of this financial statement.

GAS JACK, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH OCTOBER 29, 1999
	COMMON STOCK --------------------------------------------					NOTES RECEIVABLE
	SHARES -------------	PAR VALUE ------------	PAID-IN CAPITAL --------------	RETAINED EARNINGS -----------------	TREASURY STOCK ----------------	FROM STOCK- HOLDERS ---------------
BALANCE,
December 31, 1998	2,364,753	$236,475	$2,093,657	$942,246	$(506,204)	$(48,000)
Net income	--	--	--	188,279	--	--
	---------	-----------	-----------	-----------	-----------	---------
BALANCE,
October 29, 1999	2,364,753	$236,475	$2,093,657	$1,130,525	$(506,204)	$(48,000)
	=======	======	=======	======	=======	======

The accompanying notes are an integral part of this financial statement.

GAS JACK, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH OCTOBER 29, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,279
Adjustments to reconcile net income to net cash
used in operating activities-
Depreciation	510,765
Deferred income taxes	39,097
Gain on sales of leased units	(181,913)
Loss on sales of vehicles and equipment	1,860
Changes in current assets and liabilities:
Accounts receivable	(291,698)
Inventories	(402,988)
Other current assets	6,377
Other assets	1,592
Accounts payable and accrued liabilities	(25,863)
Other current liabilities	60,901
-----------
Net cash used in operating activities	(93,591)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to leased units	(374,782)
Additions to vehicles and equipment	(69,402)
Proceeds from sales of leased units	368,550
Proceeds from sales of vehicles and equipment	3,000
-----------
Net cash used in investing activities	(72,634)
-----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	308,000
Principal payments on notes payable	(130,686)
-----------
Net cash provided by financing activities	177,314
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,165
-----------
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,254
=======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$33,611
Income taxes	$96,290

The accompanying notes are an integral part of this financial statement.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Gas Jack Inc. (the "Company"), an Oklahoma corporation, engaged in the manufacturing of the Gas Jack Compressor that provides economical well head compression to mature, low pressure natural gas wells. The compressors are currently sold and leased to natural gas producers primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico.

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

2     INCOME TAXES:

The components of income taxes are set forth as follows:
Current	$92,655
Deferred	39,097
----------
Income taxes	$131,752
======

The differences between the provision for income taxes at the expected Federal statutory rates and the provision for income taxes recorded in the statements of operations are summarized as follows:
Federal income tax at statutory rates	$108,811
State income taxes, net of Federal income
tax benefit	15,036
Nondeductible expenses	7,905
----------
Provision for income taxes	$131,752
======

3.     STOCK OWNERSHIP AND INCENTIVE STOCK OPTION PLANS:

During 1992, the Company implemented a Stock Ownership Plan (the "Ownership Plan") to reward employees for their service to the Company. Under the Ownership Plan, 80,000 shares of $0.10 par value common stock were awarded to the employees on July 1, 1992, by the Board of Directors, with a four-year vesting period. As of October 29, 1999, 80,000 shares were vested under the Ownership Plan. According to the Ownership Plan, all shares vested were callable or putable within one year after the employee's termination, based on the book value per share, as determined by the quarter ended immediately preceding the exercise of the call or put.

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

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock ownership and option plans, as permitted by SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires disclosure of pro forma net income as if the Company had adopted the fair value provisions of SFAS 123. No such disclosure has been provided as there were no options nor shares granted under the Ownership Plan or Option Plan for the period ended October 29, 1999.

4.     RELATED PARTIES:

The Company sold and leased certain units to another company affiliated through common ownership and management. The total revenue from this affiliate for the period ended October 29, 1999 was approximately $41,000.

5.     LEASE AGREEMENTS:

The Company leases certain vehicles with terms ranging up to two years. As of October 29, 1999, future annual minimum lease payments under noncancelable operating leases are approximately $53,000 and $43,000 for the years ending October 29, 2000 and 2001, respectively. The Company leases its manufacturing facilities under a month-to-month lease.

Rent expense under all operating leases was approximately $69,000 for the period ended October 29, 1999.

6.     MAJOR CUSTOMERS:

The Company had sales to one customer which amounted to approximately 11% of the Company's total revenues for the period ended October 29, 1999.

7.     GAS JACK COMPRESSOR LEASES:

The Company leases Gas Jack Compressors to customers on terms ranging from two weeks to one year. As of October 29, 1999, future minimum lease payments receivable under noncancellable operating leases were approximately $506,000 for 2000 and none thereafter.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.
COMPRESSCO, INC.
By: BROOKS MIMS TALTON ----------------------------------------------- Brooks Mims Talton Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 15, 2001.
By: BURT H. KEENAN ------------------------------------------------------ Burt H. Keenan	Chairman of Board and Director
By: BROOKS MIMS TALTON ------------------------------------------------------ Brooks Mims Talton	Chief Executive Officer, President and Director
By: GARY MCBRIDE ------------------------------------------------------ Gary McBride	Chief Financial Officer
By: JERRY W. JARRELL ------------------------------------------------------ Jerry W. Jarrell	Director
By: D.B.H. CHAFFE ------------------------------------------------------ D.B.H. Chaffe	Director

S-1