Form 10QSB
period 2001-03-31
COMPRESSCO INC
filed 2001-05-10
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

•	[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.
•	[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.
Commission file number: 33-61888-FW

COMPRESSCO, INC.
(Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)

8224 SW 3rd, Oklahoma City, Oklahoma (Address of principal executive offices)	73128 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES  / X /           NO     /   /

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2001:

          Common Stock, $1.00 Par Value - 153,235 shares

COMPRESSCO, INC.

Index to Form 10-QSB

Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000
Notes to the Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

COMPRESSCO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2001	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,847	$860,043
Accounts receivable	1,136,862	1,023,945
Inventories	2,193,413	1,970,895
Notes receivable, current	44,451	53,529
Other	118,342	86,669
Deferred income tax asset	25,073	19,190
Total current assets	3,670,988	4,014,271

PROPERTY AND EQUIPMENT:
Gas Jack Compressors	11,570,284	9,251,030
Less - Accumulated depreciation	(902,417)	(682,653)
Total compressors, net	10,667,867	8,568,377
Vehicles and Equipment	743,591	659,068
Less - Accumulated depreciation	(149,730)	(112,480)
Total vehicles and equipment, net	593,861	546,588

OTHER ASSETS	124,820	120,831

Total assets	$ 15,057,536 ===========	$ 13,250,067 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Accounts payable	$1,235,296	$1,554,219
Accrued liabilities	474,080	192,762
Current portion of long-term debt	606,671	562,218
Total current liabilities	2,316,047	2,309,199

LONG-TERM DEBT, net of current portion	9,568,473	7,784,330

DEFERRED INCOME TAXES	271,075	260,734

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; no shares issued or outstanding	___	___
Common stock, $1 par value; 20,000,000 shares authorized; 153,235 shares issued and outstanding	153,235	153,235
Warrants outstanding	100,000	100,000
Additional paid-in capital	2,663,715	2,663,715
Retained deficit	(15,009)	(21,146)

Total stockholders' equity	2,901,941	2,895,804

Total liabilities and stockholders' equity	$ 15,057,536 ===========	$ 13,250,067 ===========

The accompanying notes are an integral part of these consolidated balance sheets.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
REVENUES:
Rental revenue	$1,658,395	$750,308
Sales - Compressors and parts	212,081	191,409
Service and other	170,137	106,242
Total revenues	2,040,613	1,047,959

COST OF SALES AND EXPENSES:
Cost of sales	132,755	133,612
Operating expenses	1,360,163	647,868
Depreciation and amortization expense	266,622	171,120
Total cost of sales and expenses	1,759,540	952,600

OPERATING INCOME	281,073	95,359

OTHER INCOME (EXPENSE)
Interest income	2,103	--
Interest expense	(272,581)	(67,468)
Total other income (expense)	(270,478)	(67,468)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,595	27,891

PROVISION FOR INCOME TAXES	(4,458)	(13,840)

NET INCOME	$6,137 =========	$14,051 =========
Earnings per common share:
Basic	$0.04 =========	$0.15 =========
Fully diluted	$0.04 =========	$0.12 =========

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,137	$14,051
Adjustments to reconcile net income (loss) to net cash provided by (Used in) operating activities-
Depreciation and amortization	266,622	171,120
Provision for bad debts	7,500	--
Gain on sales of leased units	--	(36,716)
Other assets	--	(21,793)
Deferred income tax	4,458	13,840
Changes in current assets and liabilities:
Accounts receivable	(112,917)	40,918
Notes receivable	9,078	--
Inventories	(222,518)	(31,867)
Other current assets	(31,673)	(6,011)
Accounts payable	(318,923)	(21,493)
Accrued liabilities	281,318	(11,670)
Other current liabilities	--	(1,213)
Net cash provided by (used in) operating activities	(110,918)	109,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to leased units	(2,319,224)	(660,974)
Additions to vehicles and equipment	(84,523)	(44,327)
Proceeds from sales of leased units	--	67,200
Net cash used in investing activities	(2,403,747)	(638,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	2,100,080
Proceeds from issuance of subordinated debt	250,000	--
Deferred financing costs	(12,793)	--
Payments of notes payable	(95,540)	(161,307)
Proceeds from line of credit	2,713,491	418,199
Principal payments on line of credit	(1,047,689)	(515,360)
Net cash provided by financing activities	1,807,469	1,841,612

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(707,196)	1,312,677

CASH AND CASH EQUIVALENTS, Beginning of period	860,043	96,256

CASH AND CASH EQUIVALENTS, End of period	$152,847 =========	$1,408,933 =========

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

The Company, through Gas Jack, is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and rented to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

The Company has established in January 2000 a wholly owned energy production subsidiary, Providence Natural Gas, Inc., (Providence) to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence has acquired interest in one natural gas well. Due to the high cost of gas it is cost prohibitive to acquire gas producing properties at this time. Therefore, the Company is not pursuing further development of Providence at this time.

2.          BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The consolidated balance sheet data as of December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements presented herein should be read in connection with the Company's December 31, 2000 consolidated financial statements included in the Company's Form 10-KSB.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

3.          CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The estimated useful life and salvage value of its compressors was changed from seven years with no salvage to twelve years with a ten percent salvage. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The change is accounted for prospectively. The effect of the change in accounting estimate was as follows for the three month period ended March 31, 2001.

Depreciation expense decreased by	$182,440
Net income increased by	$113,113
Basic income per share increased by	$.74
Fully diluted income per share increased by	$.69

4.          LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2001:

(a)

On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 6) to qualified private investors. At March 31, 2001, $5,500,000 of the subordinated promissory notes were issued. Of the $5,500,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears commencing on March 31, 2001.

(b)

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at March 31, 2001 is $2,053,317 of which $1,446,646 is long term. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President.

(c)

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (8.0% at March 31, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at March 31, 2001 was $2,713,493. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At March 31, 2001, the Company was in violation of two of its loan covenant ratios. Subsequent to March 31, 2001, the Company's has received a waiver from its lender for these covenant violations. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

5.          COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At March 31, 2001 the Company has taken delivery of 123 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

6.          STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 4, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At March 31, 2001 total stock warrants of 46,200 had been issued. The warrants are exercisable upon issue, and expire on December 31, 2003.

The Company obtained a valuation as to the amount to be assigned to the warrants from the total proceeds received from the issuance of the subordinated promissory notes. The value was determined using the Valrex model, which is an option valuation model that uses established option pricing theory to price nontrading options and warrants. Based on the valuation estimate, the value assigned to the warrants is $100,000. This amount is shown as outstanding warrants in stockholders' equity and as a discount to the subordinated promissory notes. The discount is being amortized over the three-year life of the stock warrants as additional interest expense. The effective interest rate on the Notes is 13.84% when the value of the warrants is taken into consideration.

7.          EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the three months ending March 31, 2001 and 2000 were 153,235 and 95,541 respectively. The fully diluted weighted average shares for the three months ended March 31, 2001 and 2000 were 164,860 and 114,541, respectively.

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

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2000 and as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

	THREE MONTHS ENDED MARCH 31,

	2001	2000

Operating Revenues.........................	$2,040,613	$1,047,959
Cost of Sales and Expenses.............	1,759,540	952,600
Operating Income (Expense)...........	281,073	95,359
Net Income (Loss)...........................	$6,137	$14,051

BALANCE SHEET DATA (AT END OF PERIOD):

	March 31, 2001	December 31, 2000

Cash...............................................	$152,847	$860,043
Total Assets...................................	15,057,536	13,250,067
Total Liabilities..............................	12,155,595	10,354,263
Stockholders' Equity.......................	$2,901,941	$2,895,804

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The revenues for the three months ended March 31, 2001 of $2,040,613 increased by $992,654 or 94.7% for the comparable period in 2000. The following table sets forth the components of our revenue for the three months ended March 31, 2001 and 2000:

	2001	2000
Revenue:
Rental revenue	$1,658,395	$ 750,308
Sale of compressors and parts	212,081	191,409
Service and other	170,137	106,242
Total revenue	$2,040,613 ========	$1,047,959 ========

The Company had 462 compressors in service at March 31, 2001 compared to 210 at March 31, 2000. In the three months ended March 31, 2001 the Company sold three compressors compared to selling four units in 2000. The increase in activity was primarily due to the increased price of natural gas in 2001 over 2000.

The cost of sales and operating expenses for the 2001 period were $1,492,918, or 73% of operating revenues, compared to $781,480 or 74%, in the 2000 period. Operating expenses for the 2001 period were $1,360,163, or 75% of rental and service revenues, compared to $647,868, or 76% for the 2000 period. Operating expenses in the 2000 period include $32,916 of start up expenses related to Providence Natural Gas, Inc.

The Company manufactured 100 compressors in the 2001 period compared to 32 in the 2000 period. The increase in the number of compressors was due to higher demand as a result of higher natural gas prices in 2001.

Depreciation and amortization expense increased in the 2001 period to $266,622 compared to $171,120 for the 2000 period. The increase is due to the increase in the Company's compressor fleet in 2001 to 570 units from 232 units at March 31, 2000. Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The useful life and salvage value was changed from seven years with no salvage value to twelve years with ten percent salvage value. The effect of the change in the accounting estimate for the three months ended March 31, 2001, was to decrease depreciation expense by approximately $182,000 and increase the net income after income taxes by approximately $113,000.

The 2001 period includes interest expense of $272,581 compared to $67,468 for the 2000 period. The increase was due to the interest expense related to the subordinated promissory notes issued in December 2000 and increased balance outstanding under the line of credit in 2001.

Net income before income taxes was $10,595 for the 2001 period compared to $27,891 for the 2000 period. The decrease in net income was primarily due to higher interest expense and higher depreciation amortization expense in 2001.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At March 31, 2001, $5,500,000 of the subordinated promissory notes were issued. Of the $5,500,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock, and (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears commencing on March 31, 2001.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,080. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the growth in our compressor fleet.

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

On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (8.0% at March 31, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at March 31, 2001 was $2,713,493. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At March 31, 2001, the Company was in violation of two of its loan covenant ratios. Subsequent to March 31, 2001, the Company's has received a waiver from its lender for these covenant violations. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

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
Item 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS
In December 2000 and January 2001, the Company offered an issue of 13% subordinated promissory notes and stock warrants to qualified private investors. During the three months ended March 31, 2001, an additional $250,000 of the subordinated promissory notes were issued including stock warrants for 2,100 shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None
Item 5.	OTHER INFORMATION None
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits. The following exhibits of the Company are included herein.
	3.	Certificate of Incorporation and Bylaws
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
		*10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
		**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and the Company
		***10.5	Amended and Restated Loan Agreement, dated as of December 28, 2000, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
		***10.6	Securities Purchase Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
		***10.7	Stock Warrant Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
		***10.8	Subordinated Promissory Note, dated as of December 22, 2000, issued by the Company to each purchaser of the notes
		***10.9	Registration Rights Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
		(b)	Reports of Form 8-K. October 29, 1999 No reports were filed in the quarter ended March 31, 2001

______________________

*	Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**	Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.
***	Filed with Form 10-KSB (December 31, 2000) and incorporated by reference herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2001.

COMPRESSCO, INC. By: GARY MCBRIDE Gary McBride Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 10, 2001.

By: BURT H. KEENAN Burt H. Keenan By: BROOKS MIMS TALTON Brooks Mims Talton By: JERRY W. JARRELL Jerry W. Jarrell By: GARY MCBRIDE Gary McBride	Chairman of Board and Director Chief Executive Officer, President and Director Secretary and Director Chief Financial Officer