Form 10QSB
period 2001-06-30
COMPRESSCO INC
filed 2001-08-14
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
•	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

•	[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _______________.

Commission file number: 33-61888-FW

COMPRESSCO, INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)

8224 SW 3rd, Oklahoma City, Oklahoma (Address of principal executive offices)	73128 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  / X / NO   /   /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2001:

Common Stock, $1.00 Par Value - 153,235 shares

COMPRESSCO, INC.

Index to Form 10-QSB
Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

COMPRESSCO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 160,662	$ 860,043
Accounts receivable	1,174,916	1,023,945
Inventories	1,468,209	1,970,895
Notes receivable, current	40,337	53,529
Other	140,754	86,669
Deferred income tax asset	25,073	19,190
Total current assets	3,009,951	4,014,271

PROPERTY AND EQUIPMENT:
Gas Jack Compressors	13,361,385	9,251,030
Less- Accumulated depreciation	(1,157,282)	(682,653)
Total compressors, net	12,204,103	8,568,377
Vehicles and Equipment	802,731	659,068
Less - Accumulated depreciation	(143,250)	(112,480)
Total vehicles and equipment, net	659,481	546,588

OTHER ASSETS	113,061	120,831

Total assets	$15,986,596 ==========	$13,250,067 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Accounts payable	$ 841,037	$ 1,554,219
Accrued liabilities	416,805	192,762
Current portion of long-term debt	560,012	562,218
Total current liabilities	1,817,854	2,309,199

LONG-TERM DEBT, net of current portion	10,726,546	7,784,330

DEFERRED INCOME TAXES	378,522	260,734
COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized;	--	--
no shares issued or outstanding
Common stock, $1 par value; 20,000,000 shares authorized;
153,235 shares issued and outstanding	153,235	153,235
Warrants outstanding	100,000	100,000
Additional paid-in capital	2,663,715	2,663,715
Retained earnings (deficit)	146,724	(21,146)
Total stockholders' equity	3,063,674	2,895,804

Total liabilities and stockholders' equity	$15,986,596 ==========	$13,250,067 ==========

The accompanying notes are an integral part of these consolidated balance sheets.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000
REVENUES:
Rental revenue	$3,679,488	$1,594,222	$2,021,093	$ 843,914
Sales - Compressors and parts	473,254	373,114	261,173	181,705
Service and other	373,522	162,524	203,385	56,282
Total revenues	4,526,264	2,129,860	2,485,651	1,081,901

COST OF SALES AND EXPENSES:
Cost of sales	341,593	233,156	208,838	99,544
Operating expenses	2,765,852	1,490,771	1,405,689	842,903
Depreciation and amortization expense	572,894	358,418	306,272	187,298
Total cost of sales and expenses	3,680,339	2,082,345	1,920,799	1,129,745

OPERATING INCOME (LOSS)	845,925	47,515	564,852	(47,844)

OTHER INCOME (EXPENSE)
Interest income	3,823	10,392	1,720	10,392
Interest expense	(569,973)	(124,989)	(297,392)	(57,521)
Total other (expense)	(566,150)	(114,597)	(295,672)	(47,129)

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES	279,775	(67,082)	269,180	(94,973)

PROVISION (BENEFIT) FOR INCOME
TAXES	111,905	(20,269)	107,447	(34,109)

NET INCOME (LOSS)	$ 167,870 ========	$ (46,813) =======	$ 161,733 ========	$ (60,864) ========

Earnings (Loss) per common share:
Basic	$ 1.10 ======	$ 1.02 =====	$ 1.06 =====	$ (0.40) ======
Diluted	$ 1.02 ======	N/A =====	$ .98 =====	N/A ======

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 167,870	$ (46,813)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities-
Depreciation and amortization	572,894	358,418
Amortization of discount on subordinated
Debt	16,668	---
Provision for bad debts	15,000	---
Gain on sales of compressors	---	(101,542)
Gain on sales of other equipment	(8,251)	---
Other assets	(571)	(18,033)
Deferred income tax	111,905	(20,269)
Changes in current assets and liabilities:
Accounts receivable	(165,971)	(7,402)
Notes receivable	13,192	---
Inventories	502,686	(296,449)
Other current assets	(54,085)	(27,360)
Accounts payable	(713,182)	372,970
Accrued liabilities	224,043	25,187
Other current liabilities	---	(4,391)
Net cash provided by operating activities	682,198	234,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental units	(4,095,805)	(1,741,948)
Additions to vehicles and equipment	(208,664)	(87,864)
Proceeds from sales of compressors	---	134,900
Proceeds from sales of other equipment	26,000	---
Net cash used in investing activities	(4,278,469)	(1,694,912)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	---	2,100,060
Proceeds from issuance of subordinated debt	300,000	---
Deferred financing costs	(26,452)	---
Payments of notes payable	(282,211)	(280,000)
Proceeds from line of credit	3,953,242	1,428,900
Principal payments on line of credit	(1,047,689)	(1,042,712)
Net cash provided by financing activities	2,896,890	2,206,248

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(699,381)	745,652

CASH AND CASH EQUIVALENTS, Beginning of period	860,043	96,256

CASH AND CASH EQUIVALENTS, End of period	$ 160,662 =========	$ 841,908 =========

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

The Company established in January 2000 a wholly owned energy production subsidiary, Providence Natural Gas, Inc. ("Providence"), to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Providence has acquired an interest in one natural gas well. Due to the current high market price of natural gas, management believes it is cost prohibitive to acquire gas-producing properties at this time. Therefore, the Company is not pursuing further development of Providence at this time.

2.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations and cash flows for the periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

3.   CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The estimated useful life and salvage value of its compressors was changed from seven years with no salvage to twelve years with a ten percent salvage. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The change has been accounted for prospectively. The effect of the change in accounting estimate was as follows for the six and three month periods ended June 30, 2001.

	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001
Depreciation expense decreased by	$395,290	$212,850
Net income increased by	$245,080	$131,967
Basic income per share increased by	$1.60	$.86
Fully diluted income per share increased by	$1.49	$.80

4.   LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2001:

(a)

On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 6) to qualified private investors. At June 30, 2001, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

(b)

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at June 30, 2001 is $1,866,647 of which $1,306,635 is long term. The loan is secured with the assets and compressor rental agreements of the Company and a personal guarantee of the Company's President.

(c)

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (6.75% at June 30, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at June 30, 2001 was $3,953,244. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At June 30, 2001, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

5.   COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At June 30, 2001, the Company had taken delivery of 138 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

6.   STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 4, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At June 30, 2001 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on December 31, 2003.

The Company obtained a valuation as to the amount to be assigned to the warrants from the total proceeds received from the issuance of the subordinated promissory notes. The value was determined using the Valrex model, which is an option valuation model that uses established option pricing theory to price nontrading options and warrants. Based on the valuation estimate, the value assigned to the warrants is $100,000. This amount is shown as outstanding warrants in stockholders' equity and as a discount to the subordinated promissory notes. The discount is being amortized over the three-year life of the stock warrants as additional interest expense. The effective interest rate on the Notes is 13.77% when the value of the warrants is taken into consideration.

7.   EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the six months ending June 30, 2001 and 2000 were 153,235 and 124,388 respectively and for the three months ending June 30, 2001 and 2000 were 153,235. Diluted weighted average shares for the six and three months ending June 30, 2001 were 164,860. Diluted earnings per share is not shown for the six and three months ended June 30, 2000 as the effect would be antidilutive.

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

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2000 and as of June 30, 2001 and for the six months and three months ended June 30, 2001 and 2000 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

Results Of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000

Operating Revenues	$4,526,264	$2,129,860	$2,485,651	$1,081,901
Cost of Sales and Expenses	3,680,339	2,082,345	1,920,799	1,129,745
Operating Income (Loss)	845,925	47,515	564,852	(47,844)
Net Income (Loss)	$167,870	$(46,813)	$161,733	$(60,864)
BALANCE SHEET DATA (AT END OF PERIOD):

	June 30, 2001	December 31, 2000

Cash and Cash Equivalents	$ 160,662	$ 860,043
Total Assets	15,986,596	13,250,067
Total Liabilities	12,922,922	10,354,263
Stockholders' Equity	$ 3,063,674	$ 2,895,804

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The revenues for the six months ended June 30, 2001 of $4,526,264 increased by $2,396,404 or 113% for the comparable period in 2000. The following table sets forth the components of our revenue for the six months ended June 30, 2001 and 2000:

	2001	2000
Revenue:
Rental revenue	$3,679,488	$1,594,222
Sale of compressors and parts	473,254	373,114
Service and other	373,522	162,524
Total revenue	$4,526,264 ========	$2,129,860 ========

The Company had 563 compressors in service at June 30, 2001 compared to 243 at June 30, 2000. In the six months ended June 30, 2001 the Company sold six compressors the same number as sold in 2000. The increase in activity was due to increasing the company's marketing efforts and the number of its sales representatives to seven in 2001 compared to three during most of 2000. The increased price of natural gas in 2001 compared to 2000 has also contributed to the increased demand.

The cost of sales and operating expenses for the 2001 period were $3,107,445, or 69% of operating revenues, compared to $1,723,927, or 81%, in the 2000 period. Operating expenses for the 2001 period were $2,765,852, or 68% of rental and service revenues, compared to $1,490,771, or 85% for the 2000 period. Operating expenses in the 2000 period include $129,135 of start up expenses related to Providence Natural Gas, Inc. The decrease in cost of sales and operating expenses as a percent of operating revenues in 2001 was due to the significant growth in rental revenue in 2001 as a result of increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

The Company manufactured 181 compressors in the 2001 period compared to 72 in the 2000 period. The increase in the number of compressors was due to higher demand as a result of increased marketing and sales efforts in 2001 supported by higher natural gas prices in 2001.

Depreciation and amortization expense increased in the 2001 period to $572,894 compared to $358,418 for the 2000 period. The increase was due to the increase in the Company's compressor fleet in 2001 to 648 units from 272 units at June 30, 2000. Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The useful life and salvage value was changed from seven years with no salvage value to twelve years with ten percent salvage value. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The effect of the change in the accounting estimate for the six months ended June 30, 2001 was to decrease depreciation expense by approximately $395,290 and increase the net income after income taxes by approximately $245,080.

Interest expense for the 2001 period was $569,973 compared to $124,989 for the 2000 period. The increase was due to the interest expense related to the subordinated promissory notes issued in December 2000 and increased balance outstanding under the line of credit in 2001 used to finance the increased compressor rental fleet.

Net income before income taxes was $279,775 for the 2001 period compared to a net loss before income taxes of $(67,082) for the 2000 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet in 2001.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The revenues for the three months ended June 30, 2001 of $2,485,651 increased by $1,403,750 or 130% for the comparable period in 2000. The following table sets forth the components of our revenue for the three months ended June 30, 2001 and 2000:

	2001	2000
Revenue:
Rental revenue	$2,021,093	$ 843,914
Sale of compressors and parts	261,173	181,705
Service and other	203,385	56,282
Total revenue	$2,485,651 ========	$1,081,901 ========

The Company had 563 compressors in service at June 30, 2001 compared to 243 at June 30, 2000. In the three months ended June 30, 2001 the Company sold three compressors compared to two compressors being sold during the same period in 2000. The increase in activity was due to increasing the company's marketing efforts and the number of its sales representatives to seven in 2001 compared to two during most of 2000. The increased price of natural gas in 2001 over 2000 also contributed to the increased demand.

The cost of sales and operating expenses for the 2001 period were $1,614,527, or 65% of operating revenues, compared to $942,447, or 87%, in the 2000 period. Operating expenses for the 2001 period were $1,405,689 or 63% of rental and service revenues, compared to $842,903, or 94% for the 2000 period. Operating expenses in the 2000 period include $129,135 of start up expenses related to Providence Natural Gas, Inc. The decrease in cost of sales and operating expenses as a percent of operating revenues in 2001 was due to the significant growth in rental revenue in 2001 as a result of increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

The Company manufactured 81 compressors in the 2001 period compared to 40 in the 2000 period. The increase in the number of compressors was due to higher demand as a result of increased marketing and sales efforts in 2001 supported by higher natural gas prices in 2001.

Depreciation and amortization expense increased in the 2001 period to $306,272 compared to $187,298 for the 2000 period. The increase was due to the increase in the Company's compressor fleet in 2001 to 648 units from 272 units at June 30, 2000. Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The useful life and salvage value was changed from seven years with no salvage value to twelve years with ten percent salvage value. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The effect of the change in the accounting estimate for the three months ended June 30, 2001 was to decrease depreciation expense by approximately $212,850 and increase the net income after income taxes by approximately $131,967.

The 2001 period includes interest expense of $297,392 compared to $57,521 for the 2000 period. The increase was due to the interest expense related to the subordinated promissory notes issued in December 2000 and increased balance outstanding under the line of credit in 2001 used to finance the increased compressor rental fleet.

Net income before income taxes was $269,180 for the 2001 period compared to a net loss before income taxes of $(94,973) for the 2000 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet in 2001.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At June 30, 2001, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock , and (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

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

On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (6.75% at June 30, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor rental agreements of the Company and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at June 30, 2001 was $3,953,244. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends.

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

None.

Item 2.	Changes In Securities And Use Of Proceeds

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. During the three months ended June 30, 2001, an additional $50,000 of the subordinated promissory notes were issued including stock warrants to purchase 420 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting held on May 11, 2001 the following matters were voted on:

1.

To elect six directors to hold office until the next annual meeting of stockholders and until their successor are duly elected and qualified. The nominees were Burt H. Keenan, Brooks Mims Talton, Jerry W. Jarrell, J. Michael Drennen, D. B. H. Chaffe III and Jack B. Rettig.

Each of the nominees was elected by a vote of 103,930 shares for and 100 shares against.

2.	To approve the ratification of the selection of Arthur Andersen LLP as the independent public accountants of the Company.

The selection of Arthur Andersen LLP was ratified by a vote of 104,030 shares for and no shares against.

Item 5.	Other Information

None.

Item 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits. The following exhibits of the Company are included herein.

3.	Certificate of Incorporation and Bylaws
	*3.1	Restated Certificate of Incorporation
	*3.2	Bylaws
	*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation

10.	Material Contracts
	*10.1	1993 Stock Option Plan
	*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
	**10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
	**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and the Company
	***10.5	Amended and Restated Loan Agreement, dated as of December 28, 2000, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
	***10.6	Securities Purchase Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	***10.7	Stock Warrant Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	***10.8	Subordinated Promissory Note, dated as of December 22, 2000, issued by the Company to each purchaser of the notes
	***10.9	Registration Rights Agreement, dated as of December 22, 2000, between the Company and each investor party thereto

(b)	Reports of Form 8-K.
October 29, 1999
No reports were filed in the quarter ended June 30, 2001

------------------

*    Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.

**   Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

***  Filed with Form 10-KSB (December 31, 2000) and incorporated by reference herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

COMPRESSCO, INC.
By:	GARY MCBRIDE _______________________________ Gary McBride Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 14, 2001.

By:	BURT H. KEENAN _________________________ Burt H. Keenan	Chairman of Board and Director

By:	BROOKS MIMS TALTON _________________________ Brooks Mims Talton	Chief Executive Officer, President and Director

By:	JERRY W. JARRELL _________________________ Jerry W. Jarrell	Secretary and Director

By:	GARY MCBRIDE _________________________ Gary McBride	Chief Financial Officer