Form 10QSB
period 2001-09-30
COMPRESSCO INC
filed 2001-11-09
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ___________________.

Commission file number: 33-61888-FW

COMPRESSCO, INC.
(Exact name of small business issuer in its charter)
Delaware (State or other jurisdiction of Incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)
1313 25th Street, Oklahoma City, Oklahoma (Address of principal executive offices)	73129 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  / X / NO    /   /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2001:

Common Stock, $1.00 Par Value -- 153,235 shares

COMPRESSCO, INC.

Index to Form 10-QSB
Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPRESSCO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2001	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 190,412	$ 860,043
Accounts receivable, net	1,671,113	1,023,945
Inventories	1,220,286	1,970,895
Notes receivable, current	33,755	53,529
Prepaid expenses	177,920	86,669
Deferred income tax asset	25,073	19,190
Total current assets	3,318,559	4,014,271

PROPERTY AND EQUIPMENT:
Compressors	15,754,169	9,251,030
Less - Accumulated depreciation	(1,448,261)	(682,653)
Total compressors, net	14,305,908	8,568,377
Vehicles and Equipment	1,014,866	659,068
Less - Accumulated depreciation	(172,160)	(112,480)
Total vehicles and equipment, net	842,706	546,588

OTHER ASSETS	101,674	120,831
Total assets	$ 18,568,847 ==========	$ 13,250,067 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITES:
Accounts payable	$ 906,187	$ 1,554,219
Accrued liabilities	644,616	192,762
Current portion of long-term debt	606,680	562,218
Total current liabilities	2,157,483	2,309,199

LONG-TERM DEBT, net of current portion	12,541,328	7,784,330

DEFERRED INCOME TAXES	549,663	260,734

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock, $1 par value; 20,000,000 shares authorized; 153,235 shares issued and outstanding	153,235	153,235
Warrants outstanding	100,000	100,000
Additional paid-in capital	2,663,715	2,663,715
Retained earnings (deficit)	403,423	(21,146)

Total stockholders' equity	3,320,373	2,895,804

Total liabilities and stockholders' equity	$ 18,568,847 =========	$ 13,250,067 ==========

The accompanying notes are an integral part of these consolidated balance sheets.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Nine Months Ended Sept. 30, 2001	For the Nine Months Ended Sept. 30, 2000	For the Nine Months Ended Sept. 30, 2001	For the Nine Months Ended Sept. 30, 2001

REVENUES:
Rental revenue	$ 6,174,882	$ 2,630,584	$ 2,495,394	$ 1,036,362
Sales - compressors and parts	774,771	550,756	301,517	177,642
Service and other	565,966	261,363	192,444)	98,839
Total revenues	7,515,619	3,442,703	2,989,355)	1,312,843

COST OF SALES AND EXPENSES:
Cost of sales	506,682	325,342	165,089	92,186
Operating expenses	4,503,570	2,565,785	1,737,718	1,075,014
Depreciation and amortization expense	917,122	503,298	344,228)	144,880
Total cost of sales and expenses	5,927,374	3,394,425	2,247,035)	1,312,080

OPERATING INCOME	1,588,245	48,278	742,320	763

OTHER INCOME (EXPENSE)
Interest income	5,155	15,528	1,332	5,136
Interest expense	(885,785)	(203,009)	(315,812)	(78,020)
Total other (expense)	(880,630)	(187,481)	(314,480)	(72,884)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	707,615	(139,203)	427,840	(72,121)

PROVISION (BENEFIT) FOR INCOME TAXES	283,046	(40,035)	171,141	(19,766)

NET INCOME (LOSS)	$ 424,569 =========	$ (99,168) =========	$ 256,699 =========	$ (52,355) ========

Earnings (Loss) per common share:
Basic	$ 2.77 ======	$ (0.74) =======	$ 1.67 =======	$ (0.34) =======
Diluted	$ 2.62 ======	N/A =======	$ 1.60 =======	N/A =======

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 424,569	$ (99,168)
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization expense	917,122	503,298
Amortization of discount on subordinated debt	25,002	---
Provision for bad debts	22,500	---
Gain on sales of compressors	---	(116,262)
Gain on sales of other equipment	(3,841)	---
Other assets	1,183	(163,980)
Deferred income tax	283,046	(40,035)
Changes in current assets and liabilities:
Accounts receivable	(669,668)	(259,528)
Notes receivable	19,774	---
Inventories	750,609	(767,621)
Prepaid expenses	(91,251)	(13,969)
Accounts payable	(648,031)	1,274,600
Accrued liabilities	451,854	72,721
Other current liabilities	---	(318)
Net cash provided by operating activities	1,482,868	389,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental units	(6,488,680)	(3,627,022)
Additions to vehicles and equipment	(440,826)	(210,548)
Proceeds from sales of compressors	---	172,900
Proceeds from sales of other equipment	27,000	---
Net cash used in investing activities	(6,902,506)	(3,664,670)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	---	2,100,060
Proceeds from issuance of subordinated debt	300,000	---
Deferred financing costs	(26,452)	---
Payments of notes payable	(375,547)	(487,742)
Proceeds from line of credit	5,899,695	3,262,687
Principal payments on line of credit	(1,047,689)	(1,492,798)
Net cash provided by financing activities	4,750,007	3,382,207

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(669,631	107,275

CASH AND CASH EQUIVALENTS, Beginning of period	860,043	96,256

CASH AND CASH EQUIVALENTS, End of period	$ 190,412 =========	$ 203,531 =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

Compressco, Inc., formerly Emerging Alpha Corporation (the "Company"), was incorporated in the State of Delaware on February 10, 1993, for the purpose of acquiring business opportunities. On October 29, 1999, the Company purchased Compressco Field Services, Inc., an Oklahoma corporation, and Compressco Testing L.L.C. Subsequent to the acquisition the two companies are wholly owned subsidiaries of the Company.

Compressco Field Services, Inc., is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and rented to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

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

2.     BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2001 and the consolidated statements of operations and cash flows for the periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

3.     CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The estimated useful life and salvage value of its compressors was changed from seven years with no salvage to twelve years with a ten percent salvage. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The change has been accounted for prospectively. The same accounting estimate was used for the three months ended September 30, 2001 and 2000 therefore there is no effect on the three month period.

The effect of the change in accounting estimate was as follows for the nine month period ended September 30, 2001.

Depreciation expense decreased by	$395,290
Net income increased by	$245,080
Basic income per share increased by	$1.60
Fully diluted income per share increased by	$1.51

4.     LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2001:

(a)

On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 6) to qualified private investors. At September 30, 2001, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all other indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

(b)

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at a fixed rate of 8.8%. Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at September 30, 2001 is $1,773,311, of which $1,166,631 is classified as long term. The loan is secured with the assets and compressor rental agreements of the Company and a personal guarantee of the Company's President.

(c)

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (6.0% at September 30, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at September 30, 2001 was $5,899,697. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At September 30, 2001, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

5.     COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At September 30, 2001, the Company had taken delivery of 141 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

6.     STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 4, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At September 30, 2001 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on December 31, 2003.

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

7.     EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the nine months ending September 30, 2001 and 2000 were 153,235 and 134,074, respectively, and 153,235 for the three months ending September 30, 2001 and 2000. Diluted weighted average shares for the nine and three months ending September 30, 2001 were 161,860. Diluted earnings per share is not shown for the nine and three months ended September 30, 2000 as the effect would be antidilutive.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 29, 1999, the Company purchased Compressco Field Services, Inc., and Compressco Testing L.L.C. Compressco Field Services, Inc., is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and rented to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City.

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2000 and as of September 30, 2001 and for the nine months and three months ended September 30, 2001 and 2000 and is qualified in its entirety by the unaudited consolidated financial statements appearing elsewhere in this Form 10-QSB.

Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000

Operating Revenues	$7,515,619	$3,442,703	$2,989,355	$1,312,843
Cost of Sales and Expenses	5,927,374	3,394,425	2,247,035	1,312,080
Operating Income	1,588,245	48,278	742,320	763
Net Income (Loss)	424,569	(99,168)	256,699	(52,355)

BALANCE SHEET DATA (AT END OF PERIOD):
September 30, 2001		December 31, 2000
Cash and Cash Equivalents	$ 190,412	$ 860,043
Total Assets	18,568,847	13,250,067
Total Liabilities	15,248,474	10,354,263
Stockholders' Equity	3,320,373	2,895,804

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The revenues for the nine months ended September 30, 2001 of $7,515,619 increased by $4,072,916 or 118% for the comparable period in 2000. The following table sets forth the components of our revenue for the nine months ended September 30, 2001 and 2000:
	2001	2000
Revenue:
Rental revenue	$6,174,882	$2,630,584
Sale of compressors and parts	774,771	550,756
Service and other	565,966	261,363
Total revenue	$7,515,619 ========	$3,442,703 ========

The Company had 648 compressors in service at September 30, 2001 compared to 317 at September 30, 2000, an increase of 331 compressors or 104%. In the nine months ended September 30, 2001 the Company sold seven compressors the same number as sold in 2000. The increase in activity was due to increasing the company's marketing efforts and the number of its sales representatives to eight in 2001 compared to three during most of 2000. The increased price of natural gas in 2001 compared to 2000 has also contributed to the increased demand.

The cost of sales and operating expenses for the 2001 period were $5,010,252, or 67% of operating revenues, compared to $2,891,127, or 84%, in the 2000 period. Operating expenses for the 2001 period were $4,503,570, or 67% of rental and service revenues, compared to $2,565,785, or 89% for the 2000 period. Operating expenses in the 2000 period include $206,588 of start up expenses related to Providence Natural Gas, Inc. The decrease in cost of sales and operating expenses as a percent of operating revenues in 2001 was due to the significant growth in rental revenue in 2001 as a result of increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

The Company manufactured 287 compressors in the 2001 period compared to 156 in the 2000 period. The increase in the number of compressors was due to higher demand as a result of increased marketing and sales efforts in 2001 supported by higher natural gas prices in 2001.

Depreciation and amortization expense increased in the 2001 period to $917,122 compared to $503,298 for the 2000 period. The increase was due to the increase in the Company's compressor fleet in 2001 to 753 units from 355 units at September 30, 2000. Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The useful life and salvage value was changed from seven years with no salvage value to twelve years with ten percent salvage value. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The effect of the change in the accounting estimate for the nine months ended September 30, 2001 was to decrease depreciation expense by approximately $395,290 and increase the net income after income taxes by approximately $245,080.

Interest expense for the 2001 period was $885,785 compared to $203,009 for the 2000 period. The increase was due to the interest expense related to the subordinated promissory notes issued in December 2000 and increased balance outstanding under the line of credit in 2001 used to finance the increased compressor rental fleet.

Net income was $424,569 for the 2001 period compared to a net loss of $(99,168) for the 2000 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet in 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The revenues for the three months ended September 30, 2001 of $2,989,355 increased by $1,676,512 or 128% for the comparable period in 2000. The following table sets forth the components of our revenue for the three months ended September 30, 2001 and 2000:
	2001	2000
Revenue:
Rental revenue	$2,495,394	$1,036,362
Sale of compressors and parts	301,517	177,642
Service and other	192,444	98,839
Total revenue	$2,989,355 ========	$1,312,843 ========

The Company had 648 compressors in service at September 30, 2001 compared to 317 at September 30, 2000, an increase of 331 compressors or 104%. In the three months ended September 30, 2001, the Company sold one compressor, the same number sold in the comparable period in 2000. The increase in activity was due to increasing the company's marketing efforts and the number of its sales representatives to eight in 2001 compared to four in 2000. The increased price of natural gas in 2001 over 2000 also contributed to the increased demand.

The cost of sales and operating expenses for the 2001 period were $1,902,807, or 64% of operating revenues, compared to $1,167,200, or 89%, in the 2000 period. Operating expenses for the 2001 period were $1,737,718 or 65% of rental and service revenues, compared to $1,075,014, or 95% for the 2000 period. Operating expenses in the 2000 period include $77,453 of start up expenses related to Providence Natural Gas, Inc. The decrease in cost of sales and operating expenses as a percent of operating revenues in 2001 was due to the significant growth in rental revenue in 2001 as a result of increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

The Company manufactured 106 compressors in the 2001 period compared to 84 in the 2000 period. The increase in the number of compressors was due to higher demand as a result of increased marketing and sales efforts in 2001 supported by higher natural gas prices in 2001.

Depreciation and amortization expense increased in the 2001 period to $344,228 compared to $144,880 for the 2000 period. The increase was due to the increase in the Company's compressor fleet in 2001 to 753 units from 355 units at September 30, 2000.

The 2001 period includes interest expense of $315,812 compared to $78,020 for the 2000 period. The increase was due to the interest expense related to the subordinated promissory notes issued in December 2000 and increased balance outstanding under the line of credit in 2001 used to finance the increased compressor rental fleet.

Net income was $256,699 for the 2001 period compared to a net loss of $(52,355) for the 2000 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet in 2001.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At September 30, 2001, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to other indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock , and (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

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

On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended December 28, 2000, the Company can borrow the lesser of $7,500,000 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (6.0% at September 30, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor rental agreements of the Company and a personal guarantee of the Company's President. The balance outstanding under the line of credit agreement at September 30, 2001 was $5,899,697. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends.

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

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities and Use of Proceeds
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits. The following exhibits of the Company are included herein.
	3.	Certificate of Incorporation and Bylaws
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
		**10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
		**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and the Company
		***10.5	Amended and Restated Loan Agreement, dated as of December 28, 2000, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
		***10.6	Securities Purchase Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
		***10.7	Stock Warrant Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
		***10.8	Subordinated Promissory Note, dated as of December 22, 2000, issued by the Company to each purchaser of the notes
		***10.9	Registration Rights Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	(b)	Reports of Form 8-K. October 29, 1999 No reports were filed in the quarter ended September 30, 2001

------------------
*	Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**	Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.
***	Filed with Form 10-KSB (December 31, 2000) and incorporated by reference herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2001.

COMPRESSCO, INC.
By:	GARY MCBRIDE __________________________________________ Gary McBride Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 9, 2001.

By:	BURT H. KEENAN ________________________________ Burt H. Keenan	Chairman of Board and Director

By:	BROOKS MIMS TALTON ________________________________ Brooks Mims Talton	Chief Executive Officer, President and Director

By:	JERRY W. JARRELL ________________________________ Jerry W. Jarrell	Secretary and Director

By:	GARY MCBRIDE ________________________________ Gary McBride	Chief Financial Officer