Form 10KSB
period 2001-12-31
COMPRESSCO INC
filed 2002-03-22
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2001.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number: 33-61888-FW

COMPRESSCO, INC.
(Exact name of small business issuer in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)

1313 SE 25th Street, OKLAHOMA CITY, OKLAHOMA (Address of principal executive offices)	73129 (Zip Code)

Registrant's telephone number, including area code:	(405) 677-0221

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES  / X /  NO   /   /

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
State issuer's revenues for its most recent fiscal year: $10,672,250

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $3,110,850.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

Common Stock, $1.00 Par Value - 153,235 shares

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB") contains certain forward-looking statements and information relating to Compressco, Inc. and its subsidiaries, their industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to management. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

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

ITEM 1.     DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

          Compressco, Inc., formerly Emerging Alpha Corporation, was incorporated in the State of Delaware on February 10, 1993 for the purpose of acquiring business opportunities. On October 29, 1999, we purchased Compressco Field Services, Inc., an Oklahoma corporation, and Compressco Testing L.L.C. Subsequent to the acquisition, the two companies became our wholly owned subsidiaries.

In October 2001, we established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began the manufacture of two compressors for trial in the Canadian market.

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

          Through our principal operating subsidiary, Compressco Field Services, we have been involved in the compression services industry since 1990, and have been continually improving our products and services since that time. We offer for rental or sale two models of Gas Jack® brand compressors, which we believe are superior to our competitors' compressors because they are more fuel efficient and more reliably handle variable liquid conditions in the wellbore. Our Gas Jack® compressors utilize patented designs that allow operators to increase production from and to extend the productive lives of low-volume or marginal gas wells. In addition, with our E-Pumper™ product, a remote operation monitoring and alarm system, our customers are able to better monitor their wells, thereby reducing costly down time. We provide natural gas measurement services and natural gas well monitoring.

          In connection with the acquisition of our principal operating subsidiary by a new investor group in October 1999, we installed a new management team, and placed a new emphasis on leveraging our proprietary technology to aggressively grow our business. As of December 31, 2001, we had 658 compressors in service, which represented an increase of approximately 75% during the past year. Total revenues for the year ended December 31, 2001 were $10.7 million compared to $5.3 million for the year ended December 31, 2000, an increase of $5.4 million or 102%. For the year ended December 31, 2001, our revenue related to compressor rentals was $8.9 million compared to $4.0 million for the year ended December 31, 2000, an increase of $4.9 million, or 122%.

          We service our rental compressor fleet as well as provide maintenance services through our 30 mobile field technicians. Currently, all of our technicians are based in the south central United States, the area in which the majority of our customers operate. As a result, we are able to provide quality maintenance service without the expense of maintaining many costly service centers.

INDUSTRY CONDITIONS

          As natural gas fields age, they lose pressure, thereby requiring compression to produce the remaining reserves at economic volumes. At June 30, 2001, there was approximately 16.3 million horsepower of field compression equipment in the United States, of which approximately 4.6 million horsepower was outsourced. At June 30, 2001, industry statistics show 15,394 rental compressors operating in North America. From 1993 to 1998, the compression rental industry grew at a rate of approximately 15.4% per year in the United States in terms of horsepower. Our industry also has recently begun to grow rapidly internationally.

          The demand for compression services is linked to natural gas consumption rather than exploration activities. As a result, our financial performance historically has been less affected by the short-term market cycles and volatile commodity prices of oil and natural gas than companies operating in other sectors of the energy industry. Demand for compression services has increased over time, even during periods of volatile natural gas prices. We believe the natural gas compression services industry will continue to have significant growth potential, especially as it relates to marginal wells, due to the following factors:
•

The number of new gas wells drilled in the United States, excluding an occasional increase, has been on the decline for the past several years. This has resulted in more mature gas wells that have lost pressure over time and require compression to produce remaining reserves at economic volumes;

•	Newer gas fields in the United States are experiencing more rapid loss of pressure than older fields and are requiring compression at earlier stages to maintain production levels;

•	High activity can not overcome geologic reality-reduced supply from older basins;

•	The U.S. natural gas production history indicates a forecasted 29% 2002 decline rate for daily gas supply;

•	Natural gas consumption is increasing in the United States at an average rate of 2.0% to 2.5% per year and internationally at an average rate of 3.0% to 4.0% per year; and

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

•

Expanding into new geographic areas. Currently the majority of our customers operate in the south central United States. We believe there are, however, gas fields in other regions of the United States that would benefit by our compression products. Accordingly, we intend to expand our presence by engaging sales and service personnel outside our core geographic markets.

•

Offering complementary products and services. We intend to expand our range of compression services and products to meet the needs of our customers. Our E-Pumper™ product allows customers to obtain real-time information regarding the operation of production equipment.

•

Continuing a standardized approach to our business. Since we design and fabricate two models of compressors, we are able to develop expertise in operating and maintaining our compressors, provide our customers with consistent, high quality service, optimize our inventory, reduce our costs and train our service technicians faster and more effectively.

OPERATIONS

          Compressor Fleet

          We have manufactured a total of 1,016 compressors including 337 units in the year ended December 31, 2001. As of the end of 2001, we had a compressor fleet of 800 units; of these units, 658 are currently on rent. Our rental agreements are primarily on a month to month basis. These units, as well as certain sold units, are maintained by company personnel. Since inception in 1990, an aggregate of 231 units have been sold to customers in the United States, Canada, Holland, Indonesia and Argentina.

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

    Fabrication

          Our current manufacturing staff and facility is capable of producing up to 60 new units per month, as well as the required reconditioning of units that are returned from rental. Over the last few years, we have improved our shop and suppliers scheduling, implemented shop and supplier quality control, maximized the use of our existing facility and personnel. This has resulted in cost reductions, minimized rework, improved inventory control and increased production efficiency.

COMPETITION

          Primary competition for our compression manufacturing and rental services business is from various local and regional packagers that generally use a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. Our Gas Jack compressor competes with these packagers by making use of the engine for both compression and drive thereby eliminating a significant amount of the cost associated with the competitor offerings. We believe that our patented technology helps us to maintain a competitive position in the marginal well application of compressor technology. The gas compression industry is highly competitive but we believe we are positioned well because we have focused our products and efforts on low volume, low pressure oil and gas wells.

EMPLOYEES

          As of December 31, 2001 we and our subsidiaries had a total of 73 employees. None of our employees are subject to a collective bargaining agreement.

CUSTOMERS AND SUPPLIERS

          At December 31, 2001, we had approximately 190 customers. During the year ended December 31, 2001, we had sales to one customer, Burlington Resources Oil & Gas, comprising approximately 13% of our total revenues. As of December 31, 2001, no customers represented over 10% of our total accounts receivable balance.

The Company purchases a substantial portion of its equipment, specifically, compressor engines and related items, from one supplier, Ford Motor Company.

ITEM 2.      DESCRIPTION OF PROPERTY

          We lease approximately 20,000 square feet of space, located on approximately three acres, that is used for administrative offices, fabrication facilities, warehouse and outside storage space in Oklahoma City, Oklahoma pursuant to a lease agreement expiring on August 31, 2004. We have an option to purchase the facility for $550,000 in August 2004.

ITEM 3.     LEGAL PROCEEDINGS

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of the fiscal period ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our Common Stock is not and has not been traded on a stock exchange or national quotation system. As of December 31, 2001, there were 338 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future. In addition, our ability to pay dividends is restricted by our existing bank credit facility.

          In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

          In December 2000 and January 2001, we completed an offering of our 13% subordinated promissory notes and warrants to purchase our common stock through a private placement. At December 31, 2001, $5,550,000 of the subordinated promissory notes were issued. These notes are subordinated, unsecured obligations of ours and rank junior to all of our existing and future senior indebtedness. The notes mature on the earlier of (1) the consummation of an underwritten public offering of our capital stock or (2) December 31, 2003. We may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears. Each purchaser of the notes also received warrants to purchase shares of our common stock at a purchase price of $120 per share. Each $1,000 of issued principal amount of notes received warrants to purchase 8.4 shares of common stock, or a total of 46,620 shares. Of the total proceeds received, $100,000 was allocated to the stock warrants.

          The offerings described above were completed in private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS OVERVIEW

          On October 29, 1999, the Company purchased Compressco Field Services, Inc., and Compressco Testing L.L.C. Compressco Field Services, Inc., is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and rented to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas, Colorado, Louisiana and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City.

In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., ("Providence") to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Since its inception, Providence has acquired interests in one natural gas well. Due to the high cost of gas in 2000, it became cost prohibitive to acquire gas-producing properties without severely impacting the ability of the company to expand its basic business. Therefore, the Company is no longer pursuing the development of Providence Natural Gas at this time.

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company has hired a Canadian representative, opened an office and began the manufacture of two compressors for trial in the Canadian market.

The following table sets forth selected financial information for the years ended and as of December 31, 2001 and 2000 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA FOR COMPRESSCO
	Year Ended December 31, 2001	Year Ended December 31, 2000

STATEMENT OF OPERATIONS DATA:
Operating Revenues............................................................	$10,672,250	$5,304,001
Cost of Sales and Expenses....................................	8,311,168	4,979,537
Operating Income...............................................	2,361,082	324,464
Net Income (Loss)..............................................	671,366	(10,569)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash................................................................	$53,624	$860,043
Total Assets......................................................	20,158,420	13,250,067
Total Liabilities.................................................	16,591,250	10,354,263
Stockholders' Equity.............................................	3,567,170	2,895,804

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

          The total revenue for the year ended December 31, 2001 was $10,672,250 compared to $5,304,001 for the year ended December 31, 2000. The Company's compressor units on rental increased 75% from 375 at December 31, 2000 to 658 units at December 31, 2001.

          The total cost of sales and operating expenses for the year ended December 31, 2001 were $7,126,784 compared to $4,311,940 for the year ended December 31, 2000. The total cost of sales and operating expenses for the year ended December 31, 2001 were 67% of total revenues compared to 81% for the year ended December 31, 2000. The decrease in cost of sales and operating expenses as a percent of total revenue in 2001 was due to the significant growth in rental revenue in 2001, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

          For the year ended December 31, 2001, the Company had depreciation and amortization expense of $1,184,384 compared to $667,597 for the year ended December 31, 2000. The increase is due to the increase in the Company's compressor fleet in 2001 from 471 units at December 31, 2000 to 800 units at December 31, 2001. Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The useful life and salvage value was changed from seven years with no salvage to twelve years with ten percent salvage value. The effect of the change in the accounting estimate for the years ended December 31, 2001 and 2000 was to decrease depreciation expense by $999,751 and $290,696 respectively, and increase net income after income taxes in 2001 by $599,851 and decrease the net loss after taxes in 2000 by $180,232.

          Operating income for the year ended December 31, 2001 was $2,361,082 compared to $324,464 for the year ended December 31, 2000. Operating income for the year ended December 31, 2001 was 22.1% of total revenue for the year ended December 31, 2001 compared to 6.1% for the year ended December 31, 2000. The increase in operating income as a percent of total revenue in 2001 was due to the significant growth in rental revenue in 2001 as a result of increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

          For the year ended December 31, 2001, the Company had interest expense of $1,248,854 compared to $338,648 of interest expense for the year ended December 31, 2000. The increase in interest expense in 2001 is due to interest on the subordinated promissory loans issued in December 2000 and increased bank financing to fund the increased compressor fleet in 2001.

          The year ended December 31, 2001 resulted in pre-tax net income of $1,118,049 compared to a pre-tax net income of $12,333 for the year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

          The use of estimates is necessary in the preparation of the Company's financial statements. The circumstances that make these judgments difficult, subjective and complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The use of estimates and assumptions affects the reported amounts of assets and liabilities at the date of the financial statements, as well as, the amounts of revenues and expenses recognized during the reporting period. The most significant estimates and assumptions that affect reported results are those related to the depreciation of the Company's compressor fleet and the capitalization of fabrication shop costs related to the building of compressors. Changes in the lives or salvage value of the compressors would impact the Company's calculation of depreciation expense. The capitalization of fabrication shop costs is based on the number of units fabricated and will vary with the level of production. Management believes it is necessary to understand the Company's significant accounting policies, "Item 7, Financial Statements and Supplementary Data-Note 2 - Summary of Significant Accounting Policies" of this Form 10-KSB, in order to understand the Company's financial condition, changes in financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          In December 2000 and January 2001, the Company completed an offering of 13% subordinated promissory notes and stock warrants to qualified private investors. At December 31, 2001, $5,550,000 of the subordinated promissory notes were issued. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly. Of the total proceeds received, $100,000 was allocated to the stock warrants.

          In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

          On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate (5.75% at December 31, 2001). Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company.

          On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of (i) $8,883,997 or (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since the acquisition of the business on October 29, 1999. At December 31, 2001, the amount utilized on the revolving line of credit, including a letter of credit, was $7,824,158 with $1,059,839 remaining availability. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (5.25% at December 31, 2001). Interest is payable monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At December 31, 2001, the Company was in compliance with all such covenants. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2002.

          The Company believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund the Company's requirements for current operations through 2002. However, in connection with any expansion of operations or acquisition activities, it is likely that the Company will need additional sources of debt or equity financing. The Company's projected capital expenditures for 2002, based on current market conditions, is approximately $2 million. The Company cannot provide assurance that these funds will be available or if available will be available on satisfactory terms.

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

          We anticipate that we will continue to make substantial capital investments to increase expand our compressor rental fleet and enhance our sales and marketing and service operations. For the year ended December 31, 2001, our capital expenditures totaled approximately $8.3 million, primarily associated with the expansion of our compressor rental fleet. Historically, we have financed these expenditures through equity placements and bank facilities. These significant capital expenditures require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial investments to improve their rental fleets and other services, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our growth.

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

          We routinely deal with natural gas, oil and other petroleum products. As a result of our engineered products and overhaul and field operations, we generate, manage and dispose of or otherwise recycle hazardous wastes and substances, such as solvents, thinner, waste paint, waste oil, wash own wastes and sandblast material. Although it is our policy to utilize generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hydrocarbons or other wastes may have been disposed or released on, under or from properties owned, leased, or operated by us or on or under other locations where such wastes have been taken for disposal. These properties and the wastes disposed on them may be subject to investigatory, remedial and monitoring requirements under federal, state and local environmental laws.

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

          As of December 31, 2001, we had approximately $14.7 million in outstanding indebtedness, including the current portion of long-term debt, representing approximately 80% of our total capitalization. Of this amount, approximately $9.3 million bears interest at floating rates. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt, which may affect our ability to capital expenditures.

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

          Our success depends to a significant degree upon the continued contributions of key management, operations, engineering, sales and marketing, customer support, finance and manufacturing personnel. We are particularly dependent on Brooks Mims Talton, our Chief Executive Officer. The Company has a $1.0 million key employee policy on Mr. Talton. Furthermore, we do not maintain and do not intend to obtain key employee life insurance for any of our other employees. The departure of any of our key personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we believe that our success depends on our ability to attract and retain additional qualified employees. If we fail to recruit other skilled personnel, we could be unable to compete effectively.

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

NAME	AGE	YEAR ELECTED	OFFICE WITH COMPANY

Burt H. Keenan	62	1993	Chairman of the Board
Brooks Mims Talton, III	35	1999	Chief Executive Officer and Director
Kenneth Reagan	67	2001	Chief Operating Officer
Gary McBride	49	2000	Chief Financial Officer
Jerry W. Jarrell	60	2000	Director
D. B. H. Chaffe III	68	1993	Director
Jack Rettig	48	1999	Director
J. Michael Drennen	49	2000	Director

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

          Brooks Mims Talton, III has served as our Chief Executive Officer and a Director since October 1999. He is also the founder and President of GJ Measurement, L.L.C., which we acquired in October 1999, operating since 1994 as a natural gas measurement, monitoring and control systems company. Customers range from small independents to major oil and gas companies. From 1991 to 1994, he was founder and Co-owner of Well Link Corporation. From 1989 to 1991 he operated as a sole proprietor, Mims Oil Tools specializing in automated plunger lift production systems. Prior to 1989, Mr. Talton worked for two oil and gas exploration and production companies performing prospect research and development. Mr. Talton holds a B. A. Political Science with an emphasis on Energy/Public Policy from the University of Oklahoma.

          Kenneth R. Reagan was employed in February 2001 as Chief Operating Officer. Mr. Reagan was with Weatherford Compression Company from 1988 to 1998 serving as Senior Area Sales Manager in Oklahoma City in 1997 and 1998; as Vice President of Sales and Marketing in Houston and Oklahoma City from 1991 to 1996; and as Vice President of Service in Corpus Christi from 1988 to 1990. He worked with Waukesha-Pierce Industries, Inc. from 1960 to 1988 including service as Vice President of Operations - Engine Division from 1984 to 1988 and Vice President of Marketing from 1981 to 1984. Mr. Reagan received a bachelors degree in geology from the University of Oklahoma in 1958.

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

          Jerry W. Jarrell served as our Chief Financial Officer since inception in February 1993 through December 2000. Effective January 1, 2001, Mr. Jarrell resigned as Chief Financial Officer and was replaced by Gary McBride. Mr. Jarrell will continue to serve as a director of the Company. From May 1998 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to May 1998, Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from 1977 to 1990. From 1971 to 1977, he was Secretary-Controller for Offshore Logistics. From 1966 to 1971, he was a Certified Public Accountant with Arthur Andersen and Company, and holds a B. S. degree in accounting from Louisiana Tech University.

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

          Jack Rettig was President of Moores Wireline, a oilfield service company, from 1993 to 1998 and currently is an independent consultant. During 1978 to 1993 he worked with various exploration and production companies including Exxon, Tee Operating, Pacific Enterprises and Walter International. He graduated from Louisiana State University in 1978 with a BS in mechanical engineering and is a registered professional engineer.

          J. Michael Drennen is currently a Vice President and partner with LaRoche Petroleum Consultants Ltd. He was with Devon Energy from 1974 to 2001. During this time he had held the positions of Manager of Corporate Acquisitions Engineering, Manager of Reservoir and Acquisitions Engineering, Manager of Production and District Engineer. Mr. Drennen is a registered petroleum engineer and graduated from the University of Oklahoma in 1974 with BS in petroleum engineering.

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

ITEM 10.     EXECUTIVE COMPENSATION

          The following table sets forth the cash compensation of the Company's executive officers during each of the last two fiscal periods. The remuneration described in the table includes the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

BOARD COMMITTEES

AUDIT COMMITTEE

          Our audit committee consists of Jerry W. Jarrell, Burt H. Keenan and D.B.H. Chaffe III. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and evaluates our internal accounting procedures.

COMPENSATION COMMITTEE

          Our compensation committee consists of Burt H. Keenan, Jack Rettig and Jerry W. Jarrell. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also administers our compensation and stock plans and makes recommendations to the board of directors regarding such matters.

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

EXECUTIVE COMPENSATION

          The following table sets forth all compensation awarded to, earned by or paid to the named executive officers for the years ended December 31, 2001 and 2000.
	ANNUAL COMPENSATION		LONG-TERM COMPENSATION SECURITIES
NAME AND PRINCIPAL POSITION	SALARY	BONUS	UNDERLYING OPTIONS	ALL OTHER COMPENSATION

Year ended December 31, 2001:
Burt H. Keenan, Chairman of the Board	--	--	--	--
Brooks Mims Talton, CEO	$80,000	$40,000	--	$6,063
Gary McBride, CFO	$93,000	$20,000	--	$6,041

Year ended December 31, 2000:
Burt H. Keenan, Chairman of the Board	--	--	1,500	--
Brooks Mims Talton, CEO	$80,000	$25,000	--	$5,098

OPTION GRANTS

          No options were granted to the named executive officers during the year ended December 31, 2001.

2001 OPTION EXERCISES AND YEAR-END OPTION VALUES

          The following table sets forth information concerning the value realized upon exercise of options during 2001 and the number and value of unexercised options held by the named executive officers at December 31, 2001. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of December 31, 2001, determined by the board of directors in the manner discussed above to be $30.00 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.
NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT DECEMBER 31, 2001		VALUE OF UNEXERCISED IN- THE -MONEY OPTIONS AT DECEMBER 31, 2001
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Burt H. Keenan...............	--	--	--	6,500	--	$75,000
Brooks Mims Talton.........
Gary McBride................	--	--	--	3,000	--	--

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of December 31, 2001, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

NAME	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT

5% Stockholders:
John E. Koerner (1)	14,200	9.0%
Antony F. Lundy (2)	11,273	7.2%
Officers and Directors:
Burt H. Keenan (3)	14,150	8.9%
Brooks Mims Talton	28,333	18.5%
Kenneth Reagan	--	--
Gary McBride	--	--
Jerry W. Jarrell (4)	2,965	1.9%
D. B. H. Chaffe III	4,320	2.8%
Jack Rettig (5)	8,172	5.3%
Michael Drennen	--	--
All officers and directors as a group (8 persons) (6)	57,940	35.8%

(1)	Includes 4,200 shares issuable upon exercise of stock warrants held by Koerner Capital Corporation.
(2)	Includes 2,940 shares issuable upon exercise of stock warrants held by Mr. Lundy.
(3)	Includes 6,300 shares issuable upon exercise of stock warrants held by Mr. Keenan.
(4)	Includes 840 shares issuable upon exercise of stock warrants held by Mr. Jarrell.
(5)	Includes 1,260 shares issuable upon exercise of stock warrants held by Mr. Rettig.
(6)	Includes 8,400 shares issuable upon exercise of stock warrants held by the named executive officers and directors.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Consulting Agreement

          The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, and was renewed in 1997 and 1999, currently provides for $2,000 compensation per month and expires in October 2002. See "Stock Option Plan" below.

STOCK OPTION PLAN

          The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

          In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 30,950 shares are issuable under options granted to officers, directors and key employees at December 31, 2001. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. The following exhibits of the Company are included herein.
3.	Certificate of Incorporation and Bylaws
	*3.1	Restated Certificate of Incorporation
	*3.2	Bylaws
	*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
10.	Material Contracts
	*10.1	1993 Stock Option Plan
	*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
	**10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
	**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and the Company
	† 10.5	Modification to Promissory Note and Loan Agreement, dated as of December 28, 2000, by and between the Company and Hibernia National Bank.
	† 10.6	Amended and Restated Loan Agreement, dated as of November 28, 2001, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
	***10.7	Securities Purchase Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	***10.8	Stock Warrant Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	***10.9	Subordinated Promissory Note, dated December 22, 2000, issued by the Company to each purchaser of the notes
	***10.10	Registration Rights Agreement, dated as of December 22, 2000, between the Company and each investor party thereto
	† 99.1	Letter regarding Representations of Arthur Andersen LLP

------------------
†	Filed herewith.
*	Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**	Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.
***	Filed with Annual Report on 10-KSB for the year ended December 31, 2000 and incorporated by reference herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Compressco, Inc.:

We have audited the accompanying consolidated balance sheet of Compressco, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compressco, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.
Oklahoma City, Oklahoma	ARTHUR ANDERSEN LLP
March 1, 2002

COMPRESSCO, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 53,624
Accounts receivable, net of allowance of $83,000	1,597,411
Inventories	1,961,346
Notes receivable	23,662
Prepaids and other	186,910
Deferred income tax asset	25,073
Total current assets	3,848,026

COMPRESSORS, cost	17,009,626
Less- Accumulated depreciation	(1,699,708)
Total compressors, net	15,309,918
VEHICLES, EQUIPMENT and OTHER PROPERTY, cost	1,127,172
Less- Accumulated depreciation	(237,471)
Total vehicles, equipment and other property, net	889,701
OTHER ASSETS	110,775
Total assets	$ 20,158,420 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 482,227
Accrued liabilities	651,590
Current portion of long-term debt	560,012
Total current liabilities	1,693,829
LONG-TERM DEBT, net of current portion	14,184,121
DEFERRED INCOME TAXES	713,300
Total liabilities	16,591,250

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; no shares issued or outstanding	-
Common stock, $1 par value; 20,000,000 shares authorized; 153,235 shares issued and outstanding	153,235
Warrants outstanding	100,000
Additional paid-in capital	2,663,715
Retained earnings	650,220
Total stockholders' equity	3,567,170

Total liabilities and stockholders' equity	$20,158,420 =========
The accompanying notes are an integral part of this consolidated balance sheet.

COMPRESSCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
REVENUES:
Rental revenue	$ 8,943,963	$ 4,035,317
Sales - Compressors and parts	980,186	763,488
Service and other	748,101	505,196
Total revenues	10,672,250	5,304,001

COST OF SALES AND EXPENSES:
Cost of sales	603,998	473,312
Operating expenses	6,522,786	3,838,628
Depreciation and amortization expense	1,184,384	667,597
Total cost of sales and expenses	8,311,168	4,979,537

OPERATING INCOME	2,361,082	324,464

OTHER INCOME (EXPENSE):
Interest income	5,821	26,517
Interest expense	(1,248,854)	(338,648)
Total other income (expense)	(1,243,033)	(312,131)

PROVISION FOR INCOME TAXES	446,683	22,902

NET INCOME (LOSS)	$ 671,366 =========	$ (10,569) ========

BASIC EARNINGS (LOSS) PER COMMON SHARE	$ 4.38 =========	$ (.08) ======

DILUTED EARNINGS PER COMMON SHARE	$ 4.15 =========	N/A =======

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	COMMON STOCK		STOCK WARRANTS	PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TOTAL
	SHARES	PAR VALUE

Balance December 31, 1999	83,233	$ 83,233	$ -	$633,657	$(10,577)	$ 706,313
Issuance of common stock	70,002	70,002	-	2,030,058	-	2,100,060
Issuance of stock warrants	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(10,569)	(10,569)

Balance December 31, 2000	153,235	153,235	100,000	2,663,715	(21,146)	2,895,804

Net income	-	-	-	-	671,366	671,366

Balance December 31, 2001	153,235	$153,235	$100,000	$2,663,715	$ 650,220	$3,567,170
	=====	======	======	=======	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$671,366	$(10,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	1,184,384	667,597
Provision for bad debts	46,916	23,000
Amortization of discount on subordinated promissory notes	3,333	--
Amortization of deferred financing costs	37,858	--
Other assets	(26,726)	(28,803)
Loss on sale of operating equipment	11,240	--
Deferred income taxes	446,683	22,902
Changes in current assets and liabilities:
Accounts receivable	(606,466)	(572,237)
Notes receivable	54,957	--
Inventories	9,549	(1,167,484)
Prepaids and other	(100,241)	(25,635)
Accounts payable	(1,071,992)	1,016,652
Accrued liabilities	458,828	96,014
Other current liabilities	--	(8,273)
Net cash provided by operating activities	1,149,689	13,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to compressors	(7,775,521)	(6,458,139)
Additions to vehicles and other property	(556,873)	(374,014)
Proceeds from sale of operating equipment	38,200	--
Net cash used in investing activities	(8,294,194)	(6,832,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	2,100,060
Proceeds from issuance of stock warrants	--	100,000
Proceeds from issuance of subordinated debt	300,000	5,150,000
Deferred financing costs	(26,166)	(89,443)
Principal payments on notes payable	(562,217)	(628,369)
Proceeds from line of credit	11,391,734	5,335,842
Principal payments on line of credit	(4,765,265)	(4,385,314)
Net cash provided by financing activities	6,338,086	7,582,776

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(806,419)	763,787

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	860,043	96,256
	$ 53,624 ========	$ 860,043 ========
CASH AND CASH EQUIVALENTS, END OF PERIOD

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 977,653	$ 344,553
Income taxes	--	--

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes receivable on compressor sales	$ --	$ 102,900

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION:

Compressco, Inc. (the "Company"), formerly Emerging Alpha Corporation, was incorporated in the State of Delaware on February 10, 1993 for the purpose of acquiring business opportunities. On October 29, 1999, the Company purchased Compressco Field Services, Inc., an Oklahoma corporation, and Compressco Testing L.L.C. Subsequent to the acquisition the two companies are wholly owned subsidiaries of the Company

The Company is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and leased to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas, Colorado, Louisiana and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., ("Providence") to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company plans to install compressors at the sites to enhance production and then market and sell the natural gas. Since its inception, Providence has acquired interests in one natural gas well. Due to the high cost of gas in 2000, it became cost prohibitive to acquire gas-producing properties without severely impacting the ability of the company to expand its basic business. Therefore, the Company is no longer pursuing the development of Providence Natural Gas at this time.

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began the manufacture of two compressors for trial in the Canadian market. The subsidiary uses the U.S. dollar as its functional currency.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of the Company as of and for the years ended December 31, 2001 and 2000. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of compressor components and parts, and work-in-progress, and are stated at the lower of cost or market using the average cost method.

NOTES RECEIVABLE

During 2000, the Company financed the sale of several compressors through the issuance of notes receivable secured by a lien on the compressor. The notes are for two years with interest rates ranging from 10 to 12 percent. The Company recognizes the sale and gain from the sale upon delivery of the compressor to the customer. The total amount of receivable under these notes is $23,662 as of December 31, 2001.

OTHER ASSETS

The Company includes in other assets gross deferred financing costs of approximately $116,000 related to the subordinated promissory notes and bank revolver facility. These costs are being amortized on a straight line basis over the three-year life of the related financing. Accumulated amortization as of December 31, 2001 was approximately $38,000.

COMPRESSORS, VEHICLES, EQUIPMENT AND OTHER PROPERTY

Compressors include units currently being rented and available for rent. Compressors, vehicles and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:
Compressors	12 years
Vehicles	5 years
Equipment and other	7 years

Effective July 1, 2000, the Company changed its estimate of the useful life and salvage value of its compressors for purposes of computing depreciation. The estimated useful life and salvage value of its compressors was changed from seven years with no salvage value to 12 years with a 10% salvage value. Based upon the Company's data relating to the service history of its compressor fleet, the Company believes that the new estimated useful life and salvage value more accurately reflects the service life of its compressor fleet. The change is accounted for prospectively. The effect of the change in accounting estimate was as follows for the years ended December 31, 2001 and 2000.
	2001	2000

Depreciation expense was decreased by	$999,751	$290,696
Net income was increased by and (loss) was decreased by	599,851	180,232
Basic income was increased by and (loss) per share decreased by	$3.91	$1.30

REVENUE RECOGNITION

Revenue on the sale of compressors and parts is recorded upon shipment. The Company rents compressors to customers on terms ranging from two weeks to one year. As of December 31, 2001, all rental agreements are cancellable within 30 days written notice by the customer. Certain of the rental agreements provide that in case of early cancellation by the customer increased rental payments are due for the previous periods the customer rented the compressor. Revenues from rental and service agreements are recorded as services are provided over the lives of the respective contracts.

FABRICATION SHOP OVERHEAD COSTS

The Company capitalizes certain fabrication shop overhead costs as part of the total cost of the compressors fabricated. The amount capitalized is based on ratios determined by the Company and will vary with the level of production. The fabrication shop costs include payroll, burden, supplies, utilities, rent, freight and other miscellaneous costs. The portion of the fabrication shop overhead costs that is not capitalized as part of the compressors is expensed in the period incurred.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute basic earnings (loss) per common share was 153,235 for the year ending December 31, 2001, and 138,851 for the year ended December 31, 2000.

Diluted earnings per common share for the year ended December 31, 2001, was determined on the assumption that the stock options and stock warrants outstanding were exercised at January 1, 2001. The weighted-average of fully diluted shares used to calculate diluted basic earnings for the year ended December 31, 2001 was 161,860. Diluted loss per common share is not shown for the year ended December 31, 2000 as the effect of outstanding stock options and stock warrants would be anti-dilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires (a) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measurement of an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company will adopt the statement January 1, 2002 with no material impact on the Company's results of operations or financial position.

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation. Such reclassifications had no effect on total assets or net income.

3.     INVENTORIES:

Inventories consist of the following at December 31, 2001:
Components and parts	$1,542,717
Work-in-progress	418,629
$1,961,346
========

4.     LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 2001:
	Subordinated promissory notes (a)	$5,550,000
	Term loan (b)	1,586,642
	Revolving line of credit (c)	7,674,158
	Total outstanding debt	14,810,800
	Less- Discount on subordinated promissory notes	(66,667)
	Less- Current portion	(560,012)
	Total long-term debt	$14,184,121 ========

(a)

On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 10) to qualified private investors. At December 31, 2001, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

(b)

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at 1% over Wall Street Prime Rate (5.75% at December 31, 2001). Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company.

(c)

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated on November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (5.25% at December 31, 2001). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. The Company's ability to borrow on this line of credit is limited should the Company's percentage of off-rental compressors exceed the limit set forth in the Company's credit agreement. At December 31, 2001, the Company was in compliance with the loan covenants. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2002.

The annual maturities of long-term debt subsequent to December 31, 2001, are as follows:
2002	560,012
2003	13,784,159
2004	466,629

Total	$14,810,800 =========

Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its subordinated promissory notes based on market prices or on the current rates available to the Company for debt with similar terms and remaining maturity at December 31, 2001 to be approximately $5,598,000.

5.     INCOME TAXES:

The components of income taxes for the years ended December 31, 2001 and 2000 are set forth as follows:
	2001	2000

Current provision	$ -	$ -
Deferred provision	446,683	22,902
Income taxes	$446,683 ======	$22,902 =====

The differences between the provision for income taxes at the expected Federal statutory rates and the provision for income taxes recorded in the consolidated statements of operations for the years ended December 31, 2001 and 2000 are summarized as follows:
	2001	2000

Federal income tax at statutory rates	$380,137	$ 4,193
State income taxes, net of Federal income tax benefit	48,971	2,561
Nondeductible expenses	21,030	16,148
Other	(3,455)	-
Provision for income taxes	$446,683 ======	$22,902 ======

The significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 2001:
Deferred tax assets:
Accounts receivable	$ 25,073
Net current deferred tax asset	$ 25,073 =========
Deferred tax liabilities:
Depreciation	$(1,358,894)
Net operating losses	645,594
Net non-current deferred tax liability	$ (713,300) ========

At December 31, 2001, the Company has cumulative net operating loss carry forwards of approximately $1,682,000 which will begin to expire in 2011.

6.     EMPLOYEE BENEFIT PLANS:

401(k) Plan

The Company implemented a 401(k) plan on October 1, 2001 in which substantially all full time employees of the Company are eligible to participate. The 401(k) plan provides that the Company will match 100% of the employees contributions up to the first of 1% employee compensation and 50% of employee contributions up to the next 2% of employee compensation. The Company contribution is limited to the first $50,000 of an employees annual compensation. The employee vests in the Company's contribution 50% after one year and 100% after two years. The Company contributions to the 401(k) plan were $5,900 for the year ended December 31, 2001. Hartford Life is the plan provider and provides the investment, administrative and reporting services for the participants. The plan assets are invested, at the employees discretion, in a choice of several Hartford funds.

Stock Ownership and Incentive Stock Option Plan

The Company's 1993 Stock Option Plan provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options.

A summary of the Company's stock options as of December 31, 2001 and 2000 and changes during the years then ended are presented below:
	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 1999	19,000	$15.00
Granted	15,250	$20.90
Canceled	(3,750)	$15.00
Outstanding at December 31, 2000	30,500	$17.95
Granted	7,700	$30.00
Canceled	(7,250)	$15.00
Outstanding at December 31, 2001	30,950 ======	$21.64
Exercisable at December 31, 2001	None

The stock options outstanding at December 31, 2001 become exercisable beginning in December 2002 through September 2004. The stock options are exercisable for a period of three years.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for the Company at March 31, 1997. Under SFAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant if the exercise price of options are 100% or greater than the stock price at the grant date. The Company accounts for its stock-based compensation plan under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if SFAS 123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and later.

The SFAS No 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, as follows:
	2001	2000

Interest rate	4.60%	6.40%
Dividend yield	0.00%	0.00%
Expected volatility	110.0%	110.00%
Expected life	6 years	6 years

The weighted average fair value per share of options granted during the years ended December 31, 2001 and 2000 were $25.37 and $15.03 respectively.

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for year ended December 31, 2001 and 2000, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.
	2001	2000
Net Income (Loss):
As reported	$671,366	$(10,569)
Pro forma	584,309	(54,304)
Basic Income (Loss) per Share:
As reported	$4.38	$(.08)
Pro forma	3.81	(.39)
Diluted Income (Loss) per Share:
As reported	$4.15	$(.08)
Pro forma	3.61	(.39)

7.     RELATED PARTIES:

Certain directors and their family members purchased a total of $1,550,000 of the subordinated promissory notes including 13,020 stock warrants from the offering made to private investors in December 2000. The directors and their family members purchased the Notes and Warrants under the same terms and conditions as all other investors.

Certain officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the years ended December 31, 2001 and 2000, a consulting fee of $2,000 per month was paid to a director who served as the Company's chief financial officer in 2000 and secretary in 2001.

8.     COMMITMENTS:

PURCHASE COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At December 31, 2001 the Company has taken delivery of 166 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier. Based on current projections, management estimates that it will not fulfill the entire purchase commitment by December 31, 2002. However, management believes that the impact of its commitment, including the limitations described above, will not be material to the Company's financial position or results of operations.

FACILITIES AND VEHICLE LEASES

The Company has a three year lease terminating August 31, 2004 for its Oklahoma City manufacturing, warehouse and office facilities. The Company has a three year lease terminating September 5, 2004 for its warehouse and office facilities in New Mexico. The Company leases certain vehicles with original terms ranging up to two years.

As of December 31, 2001, future annual minimum lease payments under noncancellable operating leases were approximately $493,000 for 2002, $260,000 for 2003 and $95,000 for 2004.

Rent expense under all operating leases was approximately $472,000 and $176,000 for the years ended December 31, 2001 and 2000, respectively.

9.     MAJOR CUSTOMERS:

At December 31, 2001, the Company had approximately 190 customers. During the year ended December 31, 2001, the Company had one customer that amounted to approximately 13% of the Company's total 2001 revenue. At December 31, 2001, the Company had no customers which amounted to more than 10% of the Company's total accounts receivable balance.

10.    STOCK WARRANTS:

In connection with the offering of the subordinated promissory notes discussed in Note 5, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At December 31, 2001 total stock warrants of 46,620 were issued and outstanding. The warrants are exercisable upon issuance, and expire on December 31, 2003. No stock warrants have been exercised as of December 31, 2001.

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

11.     NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share are calculated as follows:
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2001
Basic
Income available to common stockholders	$671,366	153,235	$ 4.38 =====

Effect of stock options	--	8,625
Diluted
Income available to common stockholders plus assumed exercises of stock options	$671,366 =======	161,860 ======	$ 4.15 =====
Year Ended December 31, 2000
Basic
Income (loss) available to common stockholders	$(10,569)	138,851	$ (.08) =====

Diluted loss per common share is not shown for the year ended December 31, 2000 as the effect of outstanding stock options and stock warrants would be anti-dilutive.

Stock options for 13,700 common shares with an exercise price of $30.00 per share and stock warrants for 46,620 commons shares with an exercise price of $120.00 per share were excluded from the computation of diluted net income per common share for the year ended December 31, 2001 because the option or warrant exercise prices were greater than the average market price of the common shares.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2002.
COMPRESSCO, INC.
By: /S/ BROOKS MIMS TALTON Brooks Mims Talton Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 21, 2002.
By: /S/ BURT H. KEENAN Burt H. Keenan	Chairman of Board and Director
By: /S/ BROOKS MIMS TALTON Brooks Mims Talton	Chief Executive Officer, President and Director
By: /S/ GARY MCBRIDE Gary McBride	Chief Financial Officer (Principal Financial and Accounting Officer)
By: /S/ JERRY W. JARRELL Jerry W. Jarrell	Director

S-1