Form 10QSB
period 2002-03-31
COMPRESSCO INC
filed 2002-05-09
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
•	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.
•	[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ___________________.
Commission file number: 33-61888-FW
COMPRESSCO, INC. (Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)
1313 Southeast 25th Street, Oklahoma City, Oklahoma (Address of principal executive offices)	73129 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  / X / NO   /   /

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2002:

Common Stock, $1.00 Par Value - 153,235 shares

COMPRESSCO, INC.

Index to Form 10-QSB

Part I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001
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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

COMPRESSCO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
March 31, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 152,775	$ 53,624
Accounts receivable	1,524,149	1,597,411
Inventories	2,091,312	1,961,346
Notes receivable	15,375	23,662
Other	98,705	186,910
Deferred income tax asset	25,073	25,073
Total current assets	3,907,389	3,848,026
PROPERTY AND EQUIPMENT:
Gas Jack Compressors	17,126,498	17,009,626
Less- Accumulated depreciation	(2,033,951)	(1,699,708)
Total compressors, net	15,092,547	15,309,918
Vehicles and Equipment	1,235,477	1,127,172
Less - Accumulated depreciation	(295,533)	(237,471)
Total vehicles and equipment, net	939,944	889,701
OTHER ASSETS	101,538	110,775
Total assets	$20,041,418 =========	$20,158,420 =========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable	$ 573,374	$ 482,227
Accrued liabilities	346,228	651,590
Current portion of long-term debt	606,680	560,012
Total current liabilities	1,526,282	1,693,829
LONG-TERM DEBT, net of current portion	14,019,834	14,184,121
DEFERRED INCOME TAXES COMMITMENTS (Note 4)	799,233	713,300
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value; 2,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock, $1 par value; 20,000,000 shares authorized; 153,235 shares issued and outstanding	153,235	153,235
Warrants outstanding	100,000	100,000
Additional paid-in capital	2,663,715	2,663,715
Retained earnings	779,119	650,220
Total stockholders' equity	3,696,069	3,567,170
Total liabilities and stockholders' equity	$20,041,418 =========	$20,158,420 =========

The accompanying notes are an integral part of these consolidated balance sheets.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
REVENUES:
Rental revenue	$ 2,791,144	$ 1,658,395
Sales - Compressors and parts	113,679	212,0819
Service and other	233,525	170,137
Total revenues	3,138,348	2,040,613
COST OF SALES AND EXPENSES:
Cost of sales	57,433	132,755
Operating expenses	2,152,549	1,360,163
Depreciation and amortization expense	389,387	266,622
Total cost of sales and expenses	2,599,369	1,759,540
OPERATING INCOME	538,979	281,073
OTHER INCOME (EXPENSE)
Interest income	---	2,103
Interest expense	(324,147)	(272,581)
Total other income (expense)	(324,147)	(270,478)
INCOME BEFORE PROVISION FOR INCOME TAXES	214,832	10,595
PROVISION FOR INCOME TAXES	(85,933)	(4,458)
NET INCOME	$ 128,899 ========	$ 6,137 =======
Earnings per common share:
Basic	$ 0.84 ========	$ 0.04 =======
Diluted	$ 0.80 ========	$ 0.04 =======

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 128,899	$ 6,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	389,387	248,655
Provision for bad debts	10,500	7,500
Amortization of discount on subordinated promissory notes	8,334	8,334
Amortization of deferred financing costs	9,633	9,633
Other assets	(395)	---
Deferred income tax	85,933	4,458
Changes in current assets and liabilities:
Accounts receivable	62,762	(112,917)
Notes receivable	8,287	9,078
Inventories	(129,966)	(222,518)
Other current assets	88,205	(31,673)
Accounts payable	91,147	(318,923)
Accrued liabilities	(305,362)	281,318
Net cash provided by (used in) operating activities	447,364	(110,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to leased units	(112,059)	(2,319,224)
Additions to vehicles and equipment	(110,201)	(84,523)
Net cash used in investing activities	(222,260)	(2,403,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debt	---	250,000
Deferred financing costs	---	(12,793)
Payments of notes payable	(93,334)	(95,540)
Proceeds from line of credit	1,615,424	2,713,491
Principal payments on line of credit	(1,648,043)	(1,047,689)
Net cash provided by (used in) financing activities	(125,953)	1,807,469
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,151	(707,196)
CASH AND CASH EQUIVALENTS, Beginning of period	53,624	860,043
CASH AND CASH EQUIVALENTS, End of period	$ 152,775 ========	$ 152,847 ========

The accompanying notes are an integral part of these consolidated financial statements.

COMPRESSCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION

Compressco, Inc., formerly Emerging Alpha Corporation (the "Company"), was incorporated in the State of Delaware on February 10, 1993 for the purpose of acquiring business opportunities. On October 29, 1999, the Company purchased Compressco Field Services, Inc., an Oklahoma corporation, and Compressco Testing L.L.C. Subsequent to the acquisition the two companies are wholly owned subsidiaries of the Company.

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began manufacturing compressors for trial in the Canadian market. As of March 31, 2002 the Company has completed three compressors for the Canadian market and two are on rental.

2.          BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The consolidated balance sheet data as of December 31, 2001 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements presented herein should be read in connection with the Company's December 31, 2001 consolidated financial statements included in the Company's Form 10-KSB.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

3.          LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2002:

(a)

In December 2000 and January 2001 the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 5) to qualified private investors. At March 31, 2002, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

(b)

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at 1% over Wall Street Prime Rate (5.75% at March 31, 2002). Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at March 31, 2002 is $1,493,308 of which $886,628 is long term. The loan is secured with the assets and compressor leases of the Company.

(c)

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at .5% over Wall Street Journal Prime Rate (5.25% at March 31, 2002). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company. The balance outstanding under the line of credit agreement at March 31, 2002 was $7,641,539. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At March 31, 2002, the Company was in compliance with the loan covenants. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

4.          COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At March 31, 2002 the Company has taken delivery of 166 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket costs incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier. Based on current projections, management estimates that it will not fulfill the entire purchase commitment by December 31, 2002. However, management believes that the impact of its commitment, including the limitations described above, will not be material to the Company's financial position or results of operations.

5.          STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At March 31, 2002 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on December 31, 2003.

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

6.          EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the three months ending March 31, 2002 and 2001 were 153,235. The diluted weighted average shares for the three months ending March 31, 2002 and 2001 were 161,860 and 164,860, respectively.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Compressco, Inc., formerly Emerging Alpha Corporation (the "Company"), was incorporated in the State of Delaware on February 10, 1993 for the purpose of acquiring business opportunities. On October 29, 1999, the Company purchased Compressco Field Services, Inc., an Oklahoma corporation, and Compressco Testing L.L.C. Subsequent to the acquisition the two companies are wholly owned subsidiaries of the Company.

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began manufacturing compressors for trial in the Canadian market. As of March 31, 2002 the Company has completed three compressors for the Canadian market and two are on rental.

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2001 and as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Operating Revenues	$ 3,138,348	$ 2,040,613
Cost of Sales and Expenses	2,599,369	1,759,540
Operating Income	538,979	281,073
Net Income	$ 128,899	$ 6,137

March 31, 2002		December 31, 2001
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents	$ 152,775	$ 53,624
Total Assets	20,041,418	20,158,420
Total Liabilities	16,345,349	16,591,250
Stockholders' Equity	3,696,069	3,567,170

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The revenues for the three months ended March 31, 2002 of $3,138,348 increased by $1,097,735, or 53.8% for the comparable period in 2001. The following table sets forth the components of our revenue for the three months ended March 31, 2002 and 2001:

	2002	2001
Revenue:
Rental revenue	$2,791,144	$1,658,395
Sale of compressors and parts	113,679	212,081
Service and other	233,525	170,137
Total revenue	$3,138,348	$2,040,613

The Company had 643 compressors in service at March 31, 2002 compared to 462 at March 31, 2001. The increase in the number of compressors in service occurred primarily in the first nine months of 2001 due to the higher price of natural gas. During the three months ended March 31, 2002 the compressors in service decreased by a net of 15 units due primarily to the lower price of natural gas. In the three months ended March 31, 2002 the Company sold three compressors which was the same as the first quarter of 2001.

The cost of sales and operating expenses for the 2002 period were $2,209,982, or 70% of operating revenues, compared to $1,492,918, or 73%, in the 2001 period. Operating expenses for the 2002 period were $2,152,549, or 71% of rental and service revenues, compared to $1,360,163, or 74% for the 2001 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2002 was due to the significant growth in rental revenue in 2002, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

The Company manufactured 3 compressors in the 2002 period compared to 100 in the 2001 period. The decrease in the number of compressors manufactured was due to lower demand as a result of lower natural gas prices over the past six months. The Company had 151 compressors off rental at March 31, 2002 compared to 108 off rental at March 31, 2001. The Company is only manufacturing new compressors, as needed, for the Canadian operation at this time until the demand increases in the US market.

Depreciation and amortization expense increased in the 2002 period to $389,387 compared to $266,622 for the 2001 period. The increase is due to the growth in the Company's compressor fleet to 794 units at March 31, 2002 from 570 units at March 31, 2001.

The 2002 period includes interest expense of $324,147 compared to $272,581 for the 2001 period. The increase was due to financing the growth in the Company's compressor fleet with the bank line of credit.

Net income was $128,899 for the 2002 period compared to $6,137 for the 2001 period. The increase in net income was primarily due to the growth of the company's rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At March 31, 2002, $5,550,000 of the subordinated promissory notes had been issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock , and (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate (5.75% at March 31, 2002). Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company.

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at .5% over Wall Street Journal Prime Rate (5.25% at March 31, 2002). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company. The balance outstanding under the line of credit agreement at March 31, 2002 was $7,641,539. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At March 31, 2002, the Company was in compliance with the loan covenants. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

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

PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS None
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None
Item 3.	DEFAULTS UPON SENIOR SECURITIES None
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None
Item 5.	OTHER INFORMATION None
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits. The following exhibits of the Company are included herein.
	3.	Certificate of Incorporation and Bylaws
		*3.1	Restated Certificate of Incorporation
		*3.2	Bylaws
		*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	10.	Material Contracts
		*10.1	1993 Stock Option Plan
		*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
		**10.3	Stock Purchase Agreement, dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
		**10.4	Loan Agreement, dated as of October 29, 1999, by and between Hibernia National Bank and the Company
		****10.5	Modification to Promissory Note and Loan Agreement, dated as of December 28,2000, by and between the Company and Hibernia National Bank.
		****10.6	Amended and Restated Loan Agreement, dated as of November 28, 2001, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
		***10.7	Securities Purchase Agreement, dated as of December 22, 2000, between the Company and each investor party thereto.
		***10.8	Stock Warrant Agreement, dated as of December 22, 2000, between the Company and each investor party thereto.
		***10.9	Subordinated Promissory Note, dated December 22, 2000, issued by the Company to each purchaser of the notes.
		***10.10	Registration Rights Agreement, dated as of December 22, 2000, between the Company and each investor party thereto.

_______________________
*	Filed with Registration Statement on Form SB-2, File NO. 33-61888-FW and incorporated herein.
**	Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.
***	Filed with Annual Report on 10-KSB for the year ended December 31, 2000 and incorporated by reference herein.
****	Filed with Annual Report on 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2002.

COMPRESSCO, INC.
By:	/S/ BROOKS MIMS TALTON _______________________________ Brooks Mims Talton Chief Executive Officer
By:	/S/ GARY MCBRIDE _______________________________ Gary McBride Chief Financial Officer (Principal Financial and Accounting Officer)