Form 10QSB
period 2002-06-30
COMPRESSCO INC
filed 2002-08-14
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to
     ___________________.

     Commission file number: 33-61888-FW

                                COMPRESSCO, INC.
              (Exact name of small business issuer in its charter)

        Delaware                                                      72-1235449
(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)

         1313 SE 25th Street, Oklahoma City, Oklahoma          73129
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

                            YES / X /                   NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2002:

                 Common Stock, $1.00 Par Value - 153,235 shares

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION


     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

               Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001

               Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   COMPRESSCO,
                                      INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                            June 30, 2002        December 31, 2001
                                                                            -------------        -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $      114,047         $       53,624
   Accounts receivable, net                                                       1,786,995              1,597,411
   Inventories                                                                    2,222,040              1,961,346
   Notes receivable                                                                   7,882                 23,662
   Other                                                                            174,271                186,910
   Deferred income tax asset                                                         25,073                 25,073
                                                                             --------------         --------------
      Total current assets                                                        4,330,308              3,848,026


PROPERTY AND EQUIPMENT:
   Compressors                                                                   17,264,695             17,009,626
      Less- Accumulated depreciation                                             (2,361,886)            (1,699,708)
                                                                             ---------------        ---------------
         Total compressors, net                                                  14,902,809             15,309,918
                                                                             --------------         --------------
   Vehicles and Equipment                                                         1,315,627              1,127,172
      Less - Accumulated depreciation                                              (361,241)              (237,471)
                                                                             ---------------        ---------------
         Total vehicles and equipment, net                                          954,386                889,701

OTHER ASSETS                                                                         77,566                110,775
                                                                             --------------         --------------

         Total assets                                                        $   20,265,069         $   20,158,420
                                                                             ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Accounts payable                                                          $      792,083         $      482,227
   Accrued liabilities                                                              264,536                651,590
   Current portion of long-term debt                                                606,679                560,012
                                                                             --------------         --------------
      Total current liabilities                                                   1,663,298              1,693,829


LONG-TERM DEBT, net of current portion                                           13,717,686             14,184,121

DEFERRED INCOME TAXES                                                               954,711                713,300
COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares authorized;
      no shares issued or outstanding                                                    --                     --
   Common stock, $1 par value; 20,000,000 shares authorized;
      153,235  shares issued and outstanding                                        153,235                153,235
   Warrants outstanding                                                             100,000                100,000
   Additional paid-in capital                                                     2,663,715              2,663,715
   Retained earnings                                                              1,012,424                650,220
                                                                             --------------         --------------
      Total stockholders' equity                                                  3,929,374              3,567,170
                                                                             --------------         --------------

      Total liabilities and stockholders' equity                             $   20,265,069         $   20,158,420
                                                                             ==============         ==============

    The accompanying notes are an integral part of these consolidated balance sheets.



                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the          For the        For the Three        For the
                                                            Six Months        Six Months      Months Ended      Three Months
                                                               Ended            Ended         June 30, 2002         Ended
                                                          June 30, 2002      June 30, 2001                       June 30,2001

REVENUES:
   Rental revenue                                         $ 5,814,107      $ 3,679,488       $ 3,022,963       $ 2,021,093
   Sales - Compressors and parts                              314,437          473,254           200,758           261,173
   Service and other                                          488,260          373,522           254,735           203,385
                                                             --------       ----------          --------           -------
      Total revenues                                       6,616,804        4,526,264         3,478,456          2,485,651
                                                           ----------       ----------        ----------         ---------

COST OF SALES AND EXPENSES:
   Cost of sales                                              173,042          341,593           115,609           208,838
   Operating expenses                                       4,416,299        2,765,852         2,263,750         1,405,689
   Depreciation and amortization expense                      786,284          572,894           396,897           306,272
                                                             --------       ----------          --------           -------
      Total cost of sales and expenses                      5,375,625        3,680,339         2,776,256         1,920,799
                                                            ---------       ----------         ---------          ---------

OPERATING INCOME                                            1,241,179          845,925           702,200           564,852

OTHER INCOME (EXPENSE)
   Interest income                                               ---             3,823             ----               1,720
   Interest expense                                          (637,564)        (569,973)         (313,417)          (297,392)
                                                            ---------         ---------        ---------         ----------
     Total other income (expense)                            (637,564)        (566,150)         (313,417)          (295,672)
                                                            ---------         ---------        ---------           --------

INCOME BEFORE PROVISION
       FOR INCOME TAXES                                       603,615          279,775           388,783            269,180

PROVISION FOR INCOME TAXES                                    241,411          111,905           155,478            107,447
                                                            ---------         --------          --------        ----------

NET INCOME                                                 $  362,204       $  167,870        $  233,305         $  161,733
                                                           ==========       ==========       ===========         ==========

Earnings per common share:
   Basic                                                      $  2.36          $  1.10           $  1.52           $  1.06
                                                              =======          =======           =======           =======
   Diluted                                                    $  2.24          $  1.02           $  1.44            $  .98
                                                              =======          =======           =======            ======

The accompanying notes are an integral part of these consolidated financial statements.




                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                                                                                               2002                  2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  362,204            $  167,870
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities-
         Depreciation and amortization                                                        786,284               554,302
         Amortization of discount on subordinated promissory notes                             16,668                16,668
         Amortization of deferred financing costs                                              19,650                18,592
         Provision for bad debts                                                               28,000                15,000
         Other assets                                                                          13,560                 (571)
         Deferred income tax                                                                  241,411               111,905
         Changes in current assets and liabilities:
            Accounts receivable                                                              (217,584)             (165,971)
            Notes receivable                                                                   15,780                13,192
            Inventories                                                                      (260,694)              502,686
            Other current assets                                                               12,639               (54,085)
            Accounts payable                                                                  309,856              (713,182)
            Accrued liabilities                                                              (387,054)              224,043
                                                                                            ---------              --------
              Net cash provided by operating activities                                       940,720               690,449

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to compressor rental units                                                      (253,511)           (4,104,056)
   Additions to vehicles and equipment                                                       (190,351)             (208,664)
   Proceeds from sales of other equipment                                                         ---                26,000
                                                                                            ----------            ---------
      Net cash used in investing activities                                                  (443,862)           (4,286,720)

CASH FLOWS FROM FINANCING ACTIVITES:
   Proceeds from issuance of subordinated debt                                                    ---              300,000
   Deferred financing costs                                                                       ---               (26,452)
   Payments of notes payable                                                                 (233,334)             (282,211)
   Proceeds from line of credit                                                             4,848,642             3,953,242
   Principal payments on line of credit                                                    (5,051,743)           (1,047,689)
                                                                                          ------------          -----------
      Net cash provided by (used in) financing activities                                    (436,435)            2,896,890
                                                                                          -----------           -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           60,423              (699,381)

CASH AND CASH EQUIVALENTS, Beginning of period                                                53,624                860,043
                                                                                           ----------            ----------
CASH AND CASH EQUIVALENTS, End of period                                                    $ 114,047             $ 160,662
                                                                                           ==========             =========

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began manufacturing compressors for trial in the Canadian market. At June 30, 2002 the Company has completed eight compressors for the Canadian market with seven units on rental and one unit sold.

2.    BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2002 and the consolidated statements of operations and cash flows for the periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

3.     LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2002:

(a) On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 5) to qualified private investors. At June 30, 2002, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

(b) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at 1% over Wall Street Prime Rate (5.75% at June 30, 2002). Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at June 30, 2002 is $1,353,308 of which $746,629 is long term. The loan is secured with the assets and compressor rental agreements of the Company.

(c) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (5.25% at June 30, 2002). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor rental agreements of the Company. The balance outstanding under the line of credit agreement at June 30, 2002 was $7,471,057. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At June 30, 2002, the Company was in compliance with its loan covenant ratios.
     Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

4.       COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At June 30, 2002, the Company had taken delivery of 176 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier. Based on current projections, management estimates that it will not fulfill the entire purchase commitment by December 31, 2002. However, management believes that the impact of its commitment, including the limitations described above, will not be material to the Company's financial position or results of operations.

5.       STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At June 30, 2002 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on December 31, 2003.

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

6.       EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the six and three months ending June 30, 2002 and 2001 were 153,235. Diluted weighted average shares for the six and three months ending June 30, 2002 and 2001 were 161,860 and 164,860 respectively.

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began manufacturing compressors for trial in the Canadian market. At June 30, 2002 the Company has completed eight compressors for the Canadian market with seven units on rental and one unit sold.

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2001 and as of June 30, 2002 and for the six months and three months ended June 30, 2002 and 2001 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

Results of Operations

                      SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                         Six Months Ended June 30,       Three Months Ended June 30,
                                         -------------------------       ---------------------------
                                                2002             2001             2002           2001
                                                ----             ----             ----           ----

         Operating Revenues................... $6,616,804     $4,526,264       $3,478,456    $2,485,651
         Cost of Sales and Expenses .........   5,375,625      3,680,339        2,776,256     1,920,799
         Operating Income....................   1,241,179        845,925          702,200       564,852
         Net Income..........................  $  362,204     $  167,870       $  233,305    $  161,733


BALANCE SHEET DATA (AT END OF PERIOD):
                                                           June 30, 2002       December 31, 2001
                                                           ------------        -----------------

         Cash and Cash Equivalents ...............       $     114,047          $     53,624
         Total Assets.............................          20,265,069            20,158,420
         Total Liabilities...........................       16,335,695            16,591,250
         Stockholders' Equity........................    $   3,929,374          $  3,567,170
The following discussion regarding the consolidated  financial statements of the
Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The revenues for the six months ended June 30, 2002 of $6,616,804 increased by $2,090,540 or 46.2% for the comparable period in 2001. The following table sets forth the components of our revenues for the six months ended June 30, 2002 and 2001:


                                                          2002              2001
                                                          -----             -----
              Revenue:
                 Rental revenue                         $5,814,107        $3,679,488
                 Sale of compressors and parts             314,437           473,254
                 Service and other                         488,260           373,522
                                                         ---------        ----------
                    Total revenue                       $6,616,804        $4,526,264
                                                        ==========        ==========

The Company had 703 compressors in service at June 30, 2002 compared to 563 at June 30, 2001. The increase in the number of compressors in service occurred primarily in the first nine months of 2001 due to the higher price of natural gas. During the six months ended June 30, 2002 the compressors in service increased by a net of 45 units compared to an increase of 188 units in the first six months of 2001. The decrease in the number of net units set in 2002 was due primarily to the lower price of natural gas. In the six months ended June 30, 2002 the Company sold six compressors, the same number as sold in the 2001 period.

The cost of sales and operating expenses for the 2002 period were $4,589,341, or 69.4% of operating revenues, compared to $3,107,445, or 68.7%, in the 2001 period. Operating expenses for the 2002 period were $4,416,299, or 70.1% of rental and service revenues, compared to $2,765,852, or 68.2% for the 2001 period. The increase in cost of sales and operating expenses as a percent of operating revenues in 2002 was due to the Company manufacturing fewer compressors in 2002 resulting in a lower amount of shop operating expenses being capitalized. The Company has made certain reductions in the shop operating expenses during 2002, however, it has retained its core shop personnel who have devoted their time to maintaining the compressor fleet and building units for the Canadian market.

The Company manufactured 8 compressors in the 2002 period compared to 181 in the 2001 period. The decrease in the number of compressors manufactured was due to lower demand as a result of lower natural gas prices in late 2001 and early 2002. The Company is only manufacturing new compressors, as needed, for the Canadian operation at this time until the demand increases in the US market. The Company had 94 compressors off rental at June 30, 2002 compared to 151 units off rental at March 31, 2002 and 85 units off rental at June 30, 2001.

Depreciation and amortization expense increased in the 2002 period to $786,284 compared to $572,894 for the 2001 period. The increase was due to the increase in the Company's compressor fleet in 2002 to 797 units from 648 units at June 30, 2001.

Interest expense for the 2002 period was $637,564 compared to $569,973 for the 2001 period. The increase was due to the increased balance outstanding under the line of credit in 2002 used to finance the increased compressor rental fleet.

Net income was $362,204 for the 2002 period compared to $167,870 for the 2001 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The revenues for the three months ended June 30, 2002 of $3,478,456 increased by $992,805 or 39.9% for the comparable period in 2001. The following table sets forth the components of our revenue for the three months ended June 30, 2002 and 2001:

                                                          2002              2001
                                                          -----             -----
              Revenue:
                 Rental revenue                         $3,022,963        $2,021,093
                 Sale of compressors and parts             200,758           261,173
                 Service and other                         254,735           203,385
                                                         ---------        ----------
                    Total revenue                       $3,478,456        $2,485,651
                                                        ==========        ==========

The Company had 703 compressors in service at June 30, 2002 compared to 563 at June 30, 2001. The increase in the number of compressors in service occurred primarily in the first nine months of 2001 due to the higher price of natural gas. During the three months ended June 30, 2002 the compressors in service increased by a net of 60 units compared to an increase of 101 units in the same period in 2001. The decrease in the number of net units set in 2002 was due primarily to the lower price of natural gas. In the three months ended June 30, 2002 the Company sold three compressors, the same number as sold in the 2001 period.

The cost of sales and operating expenses for the 2002 period were $2,379,359, or 68.4% of operating revenues, compared to $1,614,527, or 65.0%, in the 2001 period. Operating expenses for the 2002 period were $2,263,750 or 69.1% of rental and service revenues, compared to $1,405,689, or 63.2% for the 2001 period. The increase in cost of sales and operating expenses as a percent of operating revenues in 2002 was due to the Company manufacturing fewer compressors in 2002 resulting in a lower amount of shop operating expenses being capitalized. The Company has made certain reductions in the shop operating expenses during 2002, however, it has retained its core shop personnel who have devoted their time to maintaining the compressor fleet and building units for the Canadian market.

The Company manufactured 5 compressors in the 2002 period compared to 81 in the 2001 period. The decrease in the number of compressors manufactured was due to lower demand as a result of lower natural gas prices in late 2001 and early 2002. The Company is only manufacturing new compressors, as needed, for the Canadian operation at this time until the demand increases in the US market. The Company had 94 compressors off rental at June 30, 2002 compared to 151 units off rental at March 31, 2002 and 85 units off rental at June 30, 2001.

Depreciation and amortization expense increased in the 2002 period to $396,897 compared to $306,272 for the 2001 period. The increase was due to the increase in the Company's compressor fleet in 2002 to 797 units from 648 units at June 30, 2001.

Interest expense for the 2002 period was $313,417 compared to $297,392 for the 2001 period. The increase was due to the increased balance outstanding under the line of credit in 2002 used to finance the increased compressor rental fleet.

Net income was $233,305 for the 2002 period compared to $161,733 for the 2001 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At June 30, 2002, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock, and (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the growth in our compressor fleet.

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate (5.75% at June 30, 2002). Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor rental agreements of the Company.

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (5.25% at June 30, 2002). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor rental agreements of the Company. The balance outstanding under the line of credit agreement at June 30, 2002 was $7,471,057. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At June 30, 2002, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

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


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

In May 2002, the Company received notice of the filing of a complaint by a vendor related to an agreement to purchase component parts for the Company's compressors. The Company denies the contentions of the vendor. It is the opinion of management that this lawsuit is routine litigation incidental to its business and that any outcome will not be material to the Company's financial position or operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting held on May 14, 2002 the following matters were voted on:

1. To elect six directors to hold office until the next annual meeting of stockholders and until their successor are duly elected and qualified. The nominees were Burt H. Keenan, Brooks Mims Talton, Jerry W. Jarrell, J. Michael Drennen, D. B. H. Chaffe III and Jack B. Rettig.

     Each of the nominees was elected by a vote of 104,789 shares for and 100 shares against.

2. To approve the ratification of the selection of Arthur Andersen LLP as the independent public accountants of the Company.

     The selection of Arthur Andersen LLP was ratified by a vote of 97,757 shares for and 7,107 shares against.

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

            ***10.7    Securities Purchase  Agreement,  dated as of December 22,
                         2000, between the Company and each investor party thereto.
            ***10.8    Stock Warrant  Agreement,  dated as of December 22, 2000,
                         between the Company and each investor party thereto.
            ***10.9    Subordinated  Promissory  Note,  dated December 22, 2000,
                         issued by the Company to each purchaser of the notes. ***10.10 Registration Rights Agreement, dated as of December 22,
                         2000, between the Company and each investor party thereto.
         *****99.1     Certification    Pursuant   to   Section   906   of   the
                         Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.
               October 29, 1999
               June 11, 2002
               The Company engaged Ernst & Young LLP to serve as its independent public accountants for fiscal year 2002 and notified Arthur Andersen LLP it would no longer serve as its independent public accountants.

---------------------------
* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**       Filed with Form 8-K (October 29,  1999) and  incorporated  by reference herein.
*** Filed with Form 10-KSB (December 31, 2000) and incorporated by reference herein.
**** Filed with Annual Report on 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.
*****    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

                                         COMPRESSCO, INC.


                                         By:   /S/ BROOKS MIMS TALTON
                                               ---------------------------------
                                               Brooks Mims Talton
                                               Chief Executive Officer

                                         By:   /S/ GARY MCBRIDE
                                              ----------------------------------
                                              Gary McBride
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)