Form 10QSB
period 2002-09-30
COMPRESSCO INC
filed 2002-11-14
CIK 904147

Microsoft Word 10.0.4009;
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended September 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act  of  1934  For  the  transition  period  from   ___________________   to
    ___________________.

    Commission file number: 33-61888-FW

                                COMPRESSCO, INC.
              (Exact name of small business issuer in its charter)

       Delaware                                                72-1235449
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              Identification No.)

      1313 25th Street, Oklahoma City, Oklahoma           73129
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

                                YES / X /  NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2002:

                 Common Stock, $1.00 Par Value - 153,235 shares

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

              Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

              Notes to the Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3.   Controls and Procedures

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

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K



                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30, 2002      December 31, 2001
                                                                         ------------------      -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $      227,181           $       53,624
   Accounts receivable, net                                                     1,858,200                1,597,411
   Inventories                                                                  1,798,887                1,961,346
   Notes receivable                                                                   ---                   23,662
   Other                                                                          202,651                  186,910
   Deferred income tax asset                                                       25,073                   25,073
                                                                           --------------           --------------
      Total current assets                                                      4,111,992                3,848,026

PROPERTY AND EQUIPMENT:
   Compressors                                                                 18,192,883               17,009,626
      Less- Accumulated depreciation                                           (2,693,503)              (1,699,708)
                                                                           ---------------          ---------------
         Total compressors, net                                                15,499,380               15,309,918
                                                                           --------------           --------------
   Vehicles and Equipment                                                       1,363,615                1,127,172
      Less - Accumulated depreciation                                            (425,924)                (237,471)
                                                                           ---------------          ---------------
         Total vehicles and equipment, net                                        937,691                  889,701

OTHER ASSETS                                                                       75,924                  110,775
                                                                           --------------           --------------

         Total assets                                                      $   20,624,987           $   20,158,420
                                                                           ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Accounts payable                                                        $      414,747           $      482,227
   Accrued liabilities                                                            404,089                  651,590
   Current portion of long-term debt                                              560,012                  560,012
                                                                           --------------           --------------
      Total current liabilities                                                 1,378,848                1,693,829

LONG-TERM DEBT, net of current portion                                         13,789,703               14,184,121

DEFERRED INCOME TAXES                                                           1,183,652                  713,300
COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares authorized;                       ___                      ___
    no shares issued or outstanding
   Common stock, $1 par value; 20,000,000 shares authorized;
    153,235  shares issued and outstanding                                        153,235                  153,235
   Warrants outstanding                                                           100,000                  100,000
   Additional paid-in capital                                                   2,663,715                2,663,715
   Retained earnings                                                            1,355,834                  650,220
                                                                           --------------           --------------
    Total stockholders' equity                                                  4,272,784                3,567,170
                                                                           --------------           --------------

    Total liabilities and stockholders' equity                             $   20,624,987           $   20,158,420
                                                                           ==============           ==============

    The accompanying notes are an integral part of these consolidated balance sheets.



                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the            For the        For the Three        For the
                                                       Nine Months        Nine Months     Months Ended      Three Months
                                                          Ended              Ended         September 30,         Ended
                                                      September 30,      September 30,         2002          September 30,
                                                          2002                2001                               2001

REVENUES:
   Rental revenue                                     $ 9,186,888        $ 6,174,882       $ 3,372,781       $ 2,495,394
   Sales - compressors and parts                          610,468            774,771           296,031           301,517
   Service and other                                      753,197            565,966           264,937           192,444
                                                      -----------        -----------        ----------       -----------
      Total revenues                                   10,550,553          7,515,619         3,933,749         2,989,355
                                                      -----------        -----------        ----------       -----------

COST OF SALES AND EXPENSES:
   Cost of sales                                          346,282            506,682           173,240           165,089
   Operating expenses                                   6,880,165          4,503,570         2,463,866         1,737,718
   Depreciation expense                                 1,186,635            917,122           400,351           344,228
                                                     ------------       ------------      ------------      ------------
    Total cost of sales and expenses                    8,413,082          5,927,374         3,037,457         2,247,035
                                                     ------------       ------------      ------------      ------------

OPERATING INCOME                                        2,137,471          1,588,245           896,292           742,320

OTHER INCOME (EXPENSE)
   Interest income                                           ----              5,155              ----             1,332
   Interest expense                                      (961,505)          (885,785)         (323,941)         (315,812)
                                                     ------------       ------------      ------------       -----------
      Total other (expense)                              (961,505)          (880,630)         (323,941)         (314,480)

                                                     ------------       ------------      -----------        -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                     1,175,966            707,615           572,351           427,840

PROVISION FOR INCOME
   TAXES                                                  470,352            283,046           228,941           171,141
                                                     ------------        ----------        ----------        -----------

NET INCOME                                             $  705,614         $  424,569        $  343,410        $  256,699
                                                       ==========        ===========       ===========        ==========
Earnings per common share:
   Basic                                                  $  4.60            $  2.77           $  2.24           $  1.67
                                                          =======            =======           =======           =======
   Diluted                                                $  4.36            $  2.62           $  2.12           $  1.60
                                                          =======            =======           =======           =======

The accompanying notes are an integral part of these consolidated financial statements.






                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                               2002                  2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  705,614            $  424,569
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities-
         Depreciation expense                                                               1,186,635               917,122
         Amortization of discount on subordinated promissory notes                             25,000                25,002
         Amortization of deferred financing costs                                              28,785                27,888
         Provision for bad debts                                                               43,000                22,500
         Other assets                                                                           6,067               (26,705)
         Deferred income tax                                                                  470,352               283,046
         Changes in current assets and liabilities:
            Accounts receivable                                                              (303,789)             (669,668)
            Notes receivable                                                                   23,662                19,774
            Inventories                                                                       162,459               750,609
            Prepaid expenses                                                                  (15,741)              (91,251)
            Accounts payable                                                                 (67,480)              (648,031)
            Accrued liabilities                                                              (247,501)              451,854
                                                                                          -----------           -----------
            Net cash provided by operating activities                                       2,017,063             1,486,709
                                                                                         ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to compressor rental units                                                    (1,186,329)           (6,492,521)
   Additions to vehicles and equipment                                                       (240,379)             (440,826)
   Proceeds from sales of other equipment                                                       2,621                27,000
                                                                                            ---------               -------
    Net cash used in investing activities                                                  (1,424,087)           (6,906,347)
                                                                                         ------------            ----------

CASH FLOWS FROM FINANCING ACTIVITES:
   Proceeds from issuance of subordinated debt                                                   ----               300,000
   Deferred financing costs                                                                       ---              (26,452)
   Payments of notes payable                                                                (419,999)             (375,547)
   Proceeds from line of credit                                                             8,860,508             5,899,695
   Principal payments on line of credit                                                    (8,859,928)           (1,047,689)
                                                                                          -----------           -----------
    Net cash provided (used in) by financing activities                                      (419,419)            4,750,007
                                                                                          -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          173,557             (669,631)

CASH AND CASH EQUIVALENTS, Beginning of period                                                 53,624               860,043
                                                                                              -------              -------
CASH AND CASH EQUIVALENTS, End of period                                                    $ 227,181             $ 190,412
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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began manufacturing compressors for trail in the Canadian market. At September 30, 2002 the Company has completed 18 compressors for the Canadian market with 17 units on rental and one unit sold.

2.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2002 and the consolidated statements of operations and cash flows for the periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

3.  LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2002:

(a) On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 5) to qualified private investors. At September 30, 2002, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) December 31, 2003. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

(b) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at 1% over Wall Street Prime Rate (5.75% at September 30, 2002). Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at September 30, 2002 is $1,166,642 of which $606,630 is long term. The loan is secured with the assets and compressor rental agreements of the Company.

(c) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (5.25% at September 30, 2002). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor rental agreements of the Company. The balance outstanding under the line of credit agreement at September 30, 2002 was $7,674,740. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At September 30, 2002, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

4.  COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At September 30, 2002, the Company had taken delivery of 247 engines from the supplier. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier. Based on current projections, management estimates it will not fulfill the entire purchase commitment by December 31, 2002. However, management believes that the impact of its commitment, including the limitations described above, will not be material to the Company's financial position or results of operations.

5.  STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At September 30, 2002 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on December 31, 2003.

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

6.  EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the nine and three months ending September 30, 2002 and 2001 were 153,235. Diluted weighted average shares for the nine and three months ending September 30, 2002 and 2001 were 161,860.

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began manufacturing compressors for trail in the Canadian market. At September 30, 2002 the Company has completed 18 compressors for the Canadian market with 17 units on rental and one unit sold.

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2001 and as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and is qualified in its entirety by the unaudited consolidated financial statements appearing elsewhere in this Form 10-QSB.

Results of Operations
                      SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                       Nine Months Ended             Three Months Ended
                                                         September 30,                  September 30,
                                                        -------------                  -------------
                                                    2002            2001             2002             2001
                                                    ----            ----             ----             ----

         Operating Revenues.................    $10,550,553      $7,515,619       $3,933,749      $2,989,355
         Cost of Sales and Expenses .........     8,413,082       5,927,374        3,037,457       2,247,035
         Operating Income....................     2,137,471       1,588,245          896,292         742,320
         Net Income ............................    705,614         424,569          343,410         256,699

BALANCE SHEET DATA (AT END OF PERIOD):
                                                        September 30, 2002          December 31, 2001
                                                         ----------------            ---------------
         Cash and Cash Equivalents ...............         $     227,181           $       53,624
         Total Assets....................................     20,624,987               20,158,420
         Total Liabilities.............................       16,352,203               16,591,250
         Stockholders' Equity........................          4,272,784                3,567,170


The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The revenues for the nine months ended September 30, 2002 of $10,550,553 increased by $3,034,934 or 40% for the comparable period in 2001. Rental revenue for the 2002 period was $9,186,888, an increase of $3,012,006 or 49% over the 2001 period. The increase in rental revenue is primarily due to the net increase of 273 compressors on rental during the 2001 period being on rental for the full nine months of 2002 period, the net increase of 94 compressors on rental during 2002 period, and increased rental rates. The following table sets forth the components of our revenue for the nine months ended September 30, 2002 and 2001:


                                                                  2002              2001
                                                                  ----              ----
                  Revenue:
                    Rental revenue                           $9,186,888        $6,174,882
                    Sale of compressors and parts               610,468           774,771
                    Service and other                           753,197           565,966
                                                             ----------        ----------
                      Total revenue                         $10,550,553        $7,515,619
                                                            ===========        ==========


The Company had 752 compressors in service at September 30, 2002 compared to 648 at September 30, 2001, an increase of 104 compressors or 16%. During the nine months ended September 30, 2002 the compressors in service increased by a net 94 units compared to an increase of 273 net units during the first nine months of 2001. The decrease in the number of net units set in 2002 was due primarily to the lower price of natural gas. In the nine months ended September 30, 2002 the Company sold eleven compressors compared to seven compressors sold in the same 2001 period.

The cost of sales and operating expenses for the 2002 period were $7,226,447, or 68% of operating revenues, compared to $5,010,252, or 67%, in the 2001 period. Operating expenses for the 2002 period were $6,880,165, or 69% of rental and service revenues, compared to $4,503,570, or 67% for the 2001 period. The increase in cost of sales and operating expenses as a percent of operating revenues in 2002 was due to the Company manufacturing fewer compressors in 2002 resulting in a lower amount of shop operating expenses being capitalized. The Company made certain reductions in the shop operating expenses during 2002, however, it has retained its core shop personnel who have devoted their time to maintaining the compressor fleet and building units for the Canadian market.

The Company manufactured 47 compressors in the 2002 period compared to 287 in the 2001 period. The decrease in the number of compressors manufactured was due to lower demand as a result of lower natural gas prices in late 2001 and early 2002. The Company is only manufacturing new compressors, as needed, for the Canadian operation and the US market at this time. The Company had 79 compressors off rental at September 30, 2002 compared to 105 units off rental at September 30, 2001.

Depreciation expense increased in the 2002 period to $1,186,635 compared to $917,122 for the 2001 period. The increase was due to the increase in the Company's compressor fleet in 2002 to 831 units from 753 units at September 30, 2001.

Interest expense for the 2002 period was $961,505 compared to $885,785 for the 2001 period. The increase was due to the increased balance outstanding under the line of credit in 2002 used to finance the increased compressor rental fleet.

Net income was $705,614 for the 2002 period compared to net income of $424,569 for the 2001 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The revenues for the three months ended September 30, 2002 of $3,933,749 increased by $944,394 or 32% for the comparable period in 2001. Rental revenue for the 2002 period was $3,372,781, an increase of $877,387 or 35% over the 2001 period. The increase in rental revenue is primarily due to the net increase of 85 compressors on rental during the 2001 period being on rental for the full nine months of 2002 period, the net increase of 49 compressors on rental during 2002 period, and increased rental rates. The following table sets forth the components of our revenue for the three months ended September 30, 2002 and 2001:

                                                             2002              2001
                                                             ----              ----
                  Revenue:
                      Rental revenue                      $3,372,781        $2,495,394
                      Sale of compressors and parts          296,031           301,517
                      Service and other                      264,937           192,444
                                                           ---------        ----------
                       Total revenue                      $3,933,749        $2,989,355
                                                          ==========        ==========


The Company had 752 compressors in service at September 30, 2001 compared to 648 at September 30, 2000, an increase of 104 compressors or 16%. During the three months ended September 30, 2002 the compressors in service increased by a net 49 units compared to an increase of 85 net units in the same period in 2001. The decrease in the number of net units set in 2002 was due primarily to the lower price of natural gas. In the three months ended September 30, 2002 the Company sold five compressors compared to three in the comparable period in 2001.

The cost of sales and operating expenses for the 2002 period were $2,637,106 or 67% of operating revenues, compared to $1,902,807, or 64%, in the 2001 period. Operating expenses for the 2002 period were $2,463,866 or 68% of rental and service revenues, compared to $1,737,718, or 65% for the 2001 period. The increase in cost of sales and operating expenses as a percent of operating revenues in 2002 was due to the Company manufacturing fewer compressors in 2002 resulting in a lower amount of shop operating expenses being capitalized. The Company made certain reductions in the shop operating expenses during 2002, however, it has retained its core shop personnel who have devoted their time to maintaining the compressor fleet and building units for the Canadian market.

The Company manufactured 39 compressors in the 2002 period compared to 106 in the 2001 period. The decrease in the number of compressors manufactured was due to lower demand as a result of lower natural gas prices in late 2001 and early 2002. The Company is only manufacturing new compressors, as needed, for the Canadian operation and the US market at this time.

Depreciation expense increased in the 2002 period to $400,351 compared to $344,228 for the 2001 period. The increase was due to the increase in the Company's compressor fleet in 2002 to 831 units from 753 units at September 30, 2001.

The 2002 period includes interest expense of $323,941 compared to $315,812 for the 2001 period. The increase was due to the increased balance outstanding under the line of credit in 2001 used to finance the increased compressor rental fleet.

Net income was $343,410 for the 2002 period compared to net income of $256,699 for the 2001 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At September 30, 2002, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock , and (2) December 31, 2003. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum and is payable quarterly in arrears.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds will be used primarily to fund the growth in our compressor fleet.

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate (5.75% at September 30, 2002). Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor rental agreements of the Company.

On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (5.25% at September 30, 2002). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor rental agreements of the Company. The balance outstanding under the line of credit agreement at September 30, 2002 was $7,674,740. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At September 30, 2002, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

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

ITEM 3.  Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of the Quarterly Report on Form 10QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.


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

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits.  The  following  exhibits of the Company are included herein.
             3.  Certificate of Incorporation and Bylaws
                 *3.1    Restated Certificate of Incorporation
                 *3.2    Bylaws
                 *3.3    Proposed  Certificate  of  Amendment  to  the  Restated
                         Certificate of Incorporation
             10. Material Contracts
                 *10.1   1993 Stock Option Plan
                 *10.2   Form of Stock Option  Agreements  with Messrs.  Keenan,
                            Killeen, Jarrelland Chaffe with Schedule of Details

                **10.3   Stock Purchase Agreement, dated as of October 29, 1999,
                            by and between the Company and the Stockholders of Gas Jack, Inc.
                **10.4   Loan Agreement,  dated as of October 29,  1999,  by and
                            between Hibernia National Bank and the Company
              ****10.5   Modification  to  Promissory  Note and Loan  Agreement,
                            dated as of December 28, 2000, by and between the Company and Hibernia National Bank
              ****10.6   Amended  and  Restated  Loan  Agreement,  dated  as  of
                            November 28, 2001, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
               ***10.7   Securities Purchase Agreement, dated as of December 22,
                            2000, between the Company and each investor party thereto
               ***10.8   Stock Warrant Agreement, dated as of December 22, 2000,
                            between the Company and each investor party thereto
               ***10.9   Subordinated  Promissory Note, dated as of December 22,
                            2000, issued by the Company to each purchaser of the notes
              ***10.10   Registration Rights Agreement, dated as of December 22,
                            2000, between the Company and each investor party thereto
            *****99.1    Certification   Pursuant   to   Section   906   of  the
                            Sarbanes-Oxley Act of 2002

             (b) Reports of Form 8-K.
                  October 29, 1999
                  June 11, 2002
                  No reports were filed in the quarter ended September 30, 2002
------------------
* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**     Filed with on Form 8-K (October 29, 1999) and  incorporated  by reference herein.
***    Filed with Annual Report 10-KSB for the year ended  December 31, 2000 and incorporated by reference herein.
****   Filed with Annual  Report on 10-KSB for the year ended  December 31, 2001 and incorporated by reference herein.
*****  Filed herewith.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.


                                          COMPRESSCO, INC.

                                          By:  /S/ BROOKS MIMS TALTON
                                               ------------------------------
                                               Brooks Mims Talton
                                               Chief Executive Officer

                                          By:   /S/ GARY MCBRIDE
                                               ------------------------------
                                               Gary McBride
                                               Chief Financial Officer
                                               (Principal Financial and
                                                 Accounting Officer)

                               Certification of
                             Chief Executive Officer
                               of Compressco, Inc.

I, Brooks Mims Talton, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Compressco, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002
                                               /S/ BROOKS MIMS TALTON
                                              --------------------------
                                              Brooks Mims Talton
                                              Chief Executive Officer

                                Certification of
                             Chief Financial Officer
                               of Compressco, Inc.


I, Gary McBride, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Compressco, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002
                                              /S/ GARY MCBRIDE
                                              --------------------------
                                              Gary McBride
                                              Chief Financial Officer