Form 10KSB
period 2002-12-31
COMPRESSCO INC
filed 2003-03-31
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2002.

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

          YES  / X /  NO   /   /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $14,921,504

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $6,751,875.

         The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2002:

         Common Stock, $1.00 Par Value - 153,235 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB") contains certain forward-looking statements and information relating to Compressco, Inc. and its subsidiaries, their industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to management. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

     o conditions in the gas and oil industry, including the demand for natural gas and the price of oil and natural gas,

     o competition among the various providers of compression services and products,

     o changes in safety, health and environmental regulations pertaining to the production and transportation of natural gas,

     o changes in economic or political conditions in the markets in which we operate, and

     o     introduction of competing technologies by other companies.

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

     In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., ("Providence") to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company was not successful in this endeavor and management has elected to sell the acquired natural gas well in January 2003 and cease operations.

     In October 2001, we established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to make the sale and rental of compressors in Canada. During the fall of 2001, the Company hired a Canadian representative, opened an office and began to service the Canadian market.

COMPANY OVERVIEW AND STRATEGY

OVERVIEW

     Compressco, Inc. is a unique leading provider of natural gas and oil well production enhancement strategies. These enhancement strategies principally involve reducing bottom hole pressures, removing well bore liquids, and overcoming high delivery pressures in older mature fields. Our Sales Engineers, Senior Gas Production Specialists and Service Representatives, in conjunction with our patented Gas Jack(R) compressor/production unit fleet, provide well operators with the ability to increase daily produced volumes and proved producing reserves. As part of our operations, we also design and fabricate low-pressure natural gas compressors, which include our patented designs.

     Central to our marketing and expansion efforts is our emphasis on geologic research and well data analysis. By focusing on geologic basins with reservoir characteristics known to be conducive to our technology, we can greatly improve our success rates. Furthermore, with the data available publicly at various regional geologic libraries, we are able to identify candidate wells that our customers operate for testing. By doing so we are able to differentiate ourselves from others in the industry by showing up with specific solutions and ideas to make them more money.

     Through our principal operating subsidiary, Compressco Field Services, we have been involved in the natural gas and oil services industry since 1990, and have been continually improving our products and services since that time. We offer for rental or sale four models of Gas Jack(R) brand compressors/productions units, which we believe are superior to our competitors' compressors because they are more fuel efficient and more reliably handle variable liquid conditions in the wellbore. In addition, the Gas Jack(R) unit includes compression, liquid separation and optional gas metering all on one economic compact skid. Our Gas Jack(R) units utilize patented designs that allow operators to increase production from and to extend the productive lives of low-volume or marginal gas and oil wells. In addition, with our E-Pumper(TM) product, a remote operation monitoring and alarm system, our customers are able to better monitor their wells, thereby reducing costly down time. Through Compressco Testing, LLC we provide natural gas measurement products, services and natural gas well monitoring.

     In connection with the acquisition of our principal operating subsidiary by a new investor group in October 1999, we installed a new management team, and placed a new emphasis on leveraging our proprietary technology to aggressively grow our business. As of December 31, 2002, we had 761 compressors in service, which represented an increase of approximately 16% during the past year. Total revenues for the year ended December 31, 2002 were $14.9 million compared to $10.8 million for the year ended December 31, 2001, an increase of $4.1 million or 38%. For the year ended December 31, 2002, our revenue related to compressor rentals was $12.7 million compared to $8.9 million for the year ended December 31, 2001, an increase of $3.8 million, or 43%.

     We service our rental compressor fleet as well as provide maintenance services through our 40 mobile field technicians. Currently, all of our technicians are based in the mid-continent hydrocarbon producing regions of the United States and western Canada. These are the areas in which the majority of our customers operate. As a result, we are able to provide quality maintenance service without the expense of maintaining many costly service centers.

INDUSTRY CONDITIONS

     As natural gas fields age, they lose pressure, thereby requiring new production enhancement technologies to produce the remaining reserves at economic volumes.

     The demand for our productions enhancement service is linked somewhat to natural gas pricing, although we are certainly not as affected by commodity pricing as, for example, a drilling rig contractor.. As a result, our financial performance historically has been less affected by the short-term market cycles and volatile commodity prices of oil and natural gas than some companies operating in other sectors of the energy industry. Demand for our services has increased over time, even during periods of volatile natural gas prices. We believe the natural gas compression and production enhancement service industry will continue to have significant growth potential, especially as it relates to marginal wells, due to the following factors:

     o The number of new gas wells drilled in the United States has been on a downward trend for the past several years;

     o Existing, mature gas fields in the United States are experiencing more rapid loss of pressure than older fields and are requiring production enhancement at earlier stages to maintain production levels;

     o High activity can not overcome geologic reality-reduced supply from older basins;

     o Natural gas consumption is increasing in the United States at an average rate of 2.0% to 2.5% per year and internationally at an average rate of 3.0% to 4.0% per year; and

     o Natural gas producers are increasingly outsourcing production enhancement services to reduce overall cost, improve performance, reduce capital requirements and better meet changing compression needs.

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

OUR GROWTH STRATEGY

     Our growth strategy is to continue to focus on meeting the evolving needs and demands of our customers by providing consistent, superior services and dependable, high quality products. We will continue to serve existing customers in and increase market share of our core service area located in the south central United States. The key elements of our strategy are described below:

     o Expanding our sales and service coverage in our core markets. We intend to expand the coverage of our sales force by increasing the number of sales and marketing personnel that we employ to market to, advise and service our customers in the south central United States and Canada.

     o Expanding into new geographic areas. Currently the majority of our customers operate in the south central United States. We believe there are, however, gas fields in other regions of the United States and Canada that would benefit by our compression products. Accordingly, we intend to expand our presence by engaging sales and service personnel outside our core geographic markets.

     o Offering complementary products and services. We intend to expand our range of compression services and products to meet the needs of our customers. Our E-Pumper(TM) product allows customers to obtain
           real-time   information   regarding   the   operation  of  production
           equipment.

     o Continuing a standardized approach to our business. Since we design and fabricate four models of compressors, we are able to develop expertise in operating and maintaining our compressors, provide our customers with consistent, high quality service, optimize our inventory, reduce our costs and train our service technicians faster and more effectively.


OPERATIONS

     Compressor Fleet

     We have manufactured a total of 1,086 compressors including 70 units in the year ended December 31, 2002. As of the end of 2002, we had a compressor fleet of 841 units; of these units, 761 are currently on rent. Our rental agreements are primarily on a month to month basis. These units, as well as certain sold units, are maintained by our company personnel. Since inception in 1990, an aggregate of 255 units have been sold to customers in the United States, Canada, Holland, Indonesia and Argentina.

     The Gas Jack compressor utilizes an integral design as the frame for the compressor. A Ford industrial 460 cubic inch V-8 is modified so that one bank of four cylinders uses natural gas from the well to power the other bank of four cylinders that provide compression. This configuration is capable of handling suction pressures from vacuum conditions of up to 12 inches vacuum and discharge pressures of up to 350 PSIG. This configuration allows the Company to provide a moderately priced, reliable well head compressor that is easy to maintain and does not require special parts, tools, fluids or training to operate. The design also allows for a compact unit that is easily transported and requires minimal site preparation, which assists the producer in testing and evaluating subject properties.


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

COMPETITION

     Our competitors include compressor rental, plunger lift, and other artificial lift product and service providers. In many instances, we utilize our technology in conjunction with other artificial lift technologies in order to effectively maximize a well's production.

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

EMPLOYEES

     As of December 31, 2002 we and our subsidiaries had a total of 77 employees. None of our employees are subject to a collective bargaining agreement.

CUSTOMERS AND SUPPLIERS

     At December 31, 2002, we had approximately 250 customers. During the year ended December 31, 2002, we had sales to one customer, BP American Production, comprising approximately 11.9% of our total revenues. At December 31, 2002, the Company had one customer, BP American Production, that amounted to approximately 18% of the Company's total accounts receivable balance. This balance is unusually high due to including a significant accounts receivable balance from the sale of several compressor units in December 2002 that was collected in early 2003.

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

ITEM 3.    LEGAL PROCEEDINGS

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal period ended December 31, 2002.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is not and has not been traded on a stock exchange or national quotation system. As of December 31, 2002, there were 333 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future. In addition, our ability to pay dividends is restricted by our existing bank credit facility.

     In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

     In December 2000 and January 2001, we completed an offering of our subordinated promissory notes and warrants to purchase our common stock through a private placement. At December 31, 2002, $5,550,000 of the subordinated promissory notes were issued. These notes are subordinated, unsecured obligations of ours and rank junior to all of our existing and future senior indebtedness. The notes are convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The notes mature on the earlier of (1) the consummation of an underwritten public offering of our capital stock or (2) March 31, 2005. We may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears. Each purchaser of the notes also received warrants to purchase shares of our common stock at a purchase price of $120 per share. Each $1,000 of issued principal amount of notes received warrants to purchase 8.4 shares of common stock, or a total of 46,620 shares. Of the total proceeds received, $100,000 was allocated to the stock warrants.

     The offerings described above were completed in private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

     On October 29, 1999, the Company purchased Compressco Field Services, Inc., and Compressco Testing L.L.C.. Compressco Field Services, Inc., is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and rented to natural gas producers located primarily in Oklahoma, Kansas, Texas, Arkansas, Colorado, Louisiana and New Mexico. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City.

     In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., ("Providence") to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company was not successful in this endeavor and management has elected to sell the acquired natural gas well in January 2003 and cease operations.

     In  October  2001,   the  Company   established  a  wholly  owned  Canadian
subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company has hired a Canadian representative, opened an office and began to service the Canadian market.

     The following table sets forth selected financial information for the years ended and as of December 31, 2002 and 2001 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

               SELECTED CONSOLIDATED FINANCIAL DATA FOR COMPRESSCO

                                                                      Year Ended                 Year Ended
                                                                  December 31, 2002           December 31, 2001
                                                                ----------------------     ---------------------

STATEMENT OF OPERATIONS DATA:
Operating Revenues...............................................  $  14,921,504              $  10,845,107
Cost of Sales and Expenses.......................................     11,471,968                  8,484,025
Operating Income.................................................      3,449,536                  2,361,082
Net Income.......................................................      1,217,339                    671,366

BALANCE SHEET DATA (AT END OF PERIOD):
Cash............................................................   $     317,707              $      53,624
Total Assets....................................................      21,529,399                 20,158,420
Total Liabilities...............................................      16,744,890                 16,591,250
Stockholders' Equity............................................       4,784,509                  3,567,170


The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The total revenue for the year ended December 31, 2002 was $14,921,504 compared to $10,845,107 for the year ended December 31, 2001, an increase of $4,076,397 or 38%. The increase is primarily in rental revenue that increased in 2002 to $12,674,142 from $8,943,963 in 2001 or an increase of 42%. The increase in rental revenue was due to the Company's compressor units on rental increasing 16% from 658 at December 31, 2001 to 761 units at December 31, 2002 combined with a full years of rental revenue from the 283 units placed on rental during 2001.

     The total cost of sales and operating expenses for the year ended December 31, 2002 were $9,871,293 compared to $7,299,641 for the year ended December 31, 2001. The total cost of sales and operating expenses for the year ended December 31, 2002 were 66.2% of total revenues compared to 67.3% for the year ended December 31, 2001.

     For the year ended December 31, 2002, the Company had depreciation and amortization expense of $1,600,675 compared to $1,184,384 for the year ended December 31, 2001. The increase is due to the increase in the Company's compressor fleet in 2002 from 800 units at December 31, 2001 to 841 units at December 31, 2002 combined with a full years of depreciation expense revenue from the 329 units added to the compressor fleet during 2001.

     Operating income for the year ended December 31, 2002 was $3,449,536 compared to $2,361,082 for the year ended December 31, 2001. Operating income for the year ended December 31, 2002 was 23.1% of total revenue for the year ended December 31, 2002 compared to 21.8% for the year ended December 31, 2001. The increase in operating income as a percent of total revenue in 2002 was due to the continued growth in rental revenue in 2002 as a result of increasing the rental units in service with lower increases in operating expenses to support the increased units.

     For the year ended December 31, 2002, the Company had interest expense of $1,268,413 compared to $1,248,854 of interest expense for the year ended December 31, 2001.

     The year ended December 31, 2002 resulted in pre-tax net income of $2,181,123 compared to a pre-tax net income of $1,118,049 for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     The use of estimates is necessary in the preparation of the Company's financial statements. The circumstances that make these judgments difficult, subjective and complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The use of estimates and assumptions affects the reported amounts of assets and liabilities at the date of the financial statements, as well as, the amounts of revenues and expenses recognized during the reporting period. The most significant estimates and assumptions that affect reported results are those related to the depreciation of the Company's compressor fleet and the capitalization of fabrication shop costs related to the building of compressors. Changes in the lives or salvage value of the compressors would impact the Company's calculation of depreciation expense. The capitalization of fabrication shop costs is based on the number of units fabricated and will vary with the level of production. Management believes it is necessary to understand the Company's significant accounting policies, "Item 7, Financial Statements and Supplementary Data--Note 2 - Summary of Significant Accounting Policies" of this Form 10-KSB, in order to understand the Company's financial condition, changes in financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     In December 2000 and January 2001, the Company completed an offering of subordinated promissory notes and stock warrants to qualified private investors. At December 31, 2002, $5,550,000 of the subordinated promissory notes were issued. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity date from December 31, 2002 to March 31, 2005, change the interest from 13% to 10% effective April 1, 2003 and make the notes convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears. Of the total proceeds received, $100,000 was allocated to the stock warrants.

     In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

     On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate (5.25% at December 31, 2002). Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company.

     On October 29, 1999, the Company entered into a revolving line of credit agreement with Hibernia National Bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of (i) $8,883,997 or (ii) the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since the acquisition of the business on October 29, 1999. At December 31, 2002, the amount utilized on the revolving line of credit, including a letter of credit, was $7,094,554 with $1,789,443 remaining availability. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (4.75% at December 31, 2002). Interest is payable monthly with all outstanding borrowings due at maturity on April 2, 2004, that was extended from December 27,2003 by the bank in March 2003. The loan is secured with the assets and compressor leases of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At December 31, 2002, the Company was in compliance with all such covenants. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2003.

     The Company believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund the Company's requirements for current operations through 2003. However, in connection with any expansion of operations or acquisition activities, it is likely that the Company will need additional sources of debt or equity financing. The Company's projected capital expenditures for 2003, based on current market conditions, is approximately $4 million. The Company cannot provide assurance that these funds will be available or if available will be available on satisfactory terms.

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

     We anticipate that we will continue to make substantial capital investments to increase expand our compressor rental fleet and enhance our sales and marketing and service operations. For the year ended December 31, 2002, our capital expenditures totaled approximately $2 million, primarily associated with the expansion of our compressor rental fleet. Historically, we have financed these expenditures through equity placements and bank facilities. These significant capital expenditures require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial investments to improve their rental fleets and other services, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our growth.

Our business subjects us to potential liabilities that may not be covered by insurance.

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

     Both models of Gas Jack(R) compressors that we fabricate are powered by a Ford 460 cubic inch V-8 engine. Ford recently announced that it has discontinued the production of this engine model. As a result, we recently implemented a strategy of purchasing remanufactured Ford 460 engines. Although we have not yet experienced a significant delay in receiving the requisite engines, a prolonged delay or substantial increase in the cost of new or remanufactured Ford 460 engines could materially adversely affect our results of operations.

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

     As of December 31, 2002, we had approximately $13.6 million in outstanding indebtedness, including the current portion of long-term debt, representing approximately 74% of our total capitalization. Of this amount, approximately $8.1 million bears interest at floating rates. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt, which may affect our ability to capital expenditures.

Our patents may not be adequate or enforceable and others may use our proprietary technology.

     We have applied for and have received four patents related to the fully integrated engine design that we use in our Gas Jack(R) compressors. It is our understanding that our patents are narrowly drafted. We can offer no assurances, however, that these patents will be enforceable. In addition, we know of one fabricator using a design, for which he also obtained a patent, that is similar to our patented design. If the protection of our intellectual property proves to be inadequate, others may use our proprietary developments without compensating us and in competition against us, giving cost advantages to our competitors.

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


                                                YEAR              OFFICE WITH
      NAME                        AGE          ELECTED             COMPANY
    ----------                  -------     -------------        ----------------
Burt H. Keenan                    63            1993        Chairman of the Board
Brooks Mims Talton, III           36            1999        Chief Executive Officer and Director
Kenneth R. Reagan                 68            2001        Chief Operating Officer
Gary McBride                      50            2000        Chief Financial Officer
Jerry W. Jarrell                  61            2000        Director
D. B. H. Chaffe III               69            1993        Director
Jack Rettig                       49            1999        Director
J. Michael Drennen                50            2000        Director

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

     Brooks Mims Talton, III has served as our President, Chief Executive Officer and a Director since October 1999. He is also the founder and President of GJ Measurement, L.L.C., which we acquired in October 1999, operating since 1994 as a natural gas measurement, monitoring and control systems company. Customers range from small independents to major oil and gas companies. From 1991 to 1994, he was founder and Co-owner of Well Link Corporation. From 1989 to 1991 he operated as a sole proprietor, Mims Oil Tools specializing in automated plunger lift production systems. Prior to 1989, Mr. Talton worked for two oil and gas exploration and production companies performing prospect research and development. Mr. Talton serves on the Board of Advisory of the Greater Oklahoma City Chamber of Commerce, in addition to being active in a number of regional and national industry associations. Mr. Talton is a member of the Young President's Organization and TEC, an international organization of CEO's. Mr. Talton holds a B. A. Political Science with an emphasis on Energy/Public Policy from the University of Oklahoma.

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

     J. Michael Drennen is currently a Vice President with Crawley Petroleum Corporation, an independent oil and gas producer in Oklahoma City, Oklahoma. He was with Devon Energy from 1974 to 2001. During this time he had held the positions of Manager of Corporate Acquisitions Engineering, Manager of Reservoir and Acquisitions Engineering, Manager of Production and District Engineer. Mr. Drennen is a registered petroleum engineer and graduated from the University of Oklahoma in 1974 with BS in petroleum engineering.

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

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the named executive officers for the years ended December 31, 2002 and 2001. The remuneration described in the table includes the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.



                                                                               LONG-TERM
                                                       ANNUAL                COMPENSATION
                                                    COMPENSATION              SECURITIES
                                              ------------------------  ------------------------
                                                                              UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION                      SALARY        BONUS           OPTIONS              COMPENSATION
---------------------------------------------  ------------  ----------- ----------------------   -------------------

Year ended December 31, 2002:
Burt H. Keenan, Chairman of the Board              --           --              --                     --
Brooks Mims Talton, CEO                          $86,154     $50,000            --                   $7,636
Kenneth R. Reagan, COO                           $77,881     $19,000            --                   $6,068
Gary McBride, CFO                                $93,000     $18,000            --                   $8,407

Year ended December 31, 2001:
Burt H. Keenan, Chairman of the Board              --           --              --                     --
Brooks Mims Talton, CEO                         $80,000      $40,000            --                   $6,063
Kenneth R. Reagan, COO                           $56,096     $20,000            --                  $   963
Gary McBride, CFO                               $93,000      $20,000            --                   $6,041


OPTION GRANTS

     No options were granted to the named executive officers during the year ended December 31, 2002.

2002 OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the value realized upon exercise of options during 2002 and the number and value of unexercised options held by the named executive officers at December 31, 2002. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of December 31, 2002, determined by the board of directors to be $65.00 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. The fair market value of our common stock was determined based on the results of the year ending December 31, 2002 and using industry wide multiplies of earnings per share and earnings before interest, taxes, depreciation and amortization expenses and a 35% discount for the lack of marketability of the common stock at this time.


                         SHARES                                                             VALUE OF UNEXERCISED IN-
                        ACQUIRED                         NUMBER OF UNEXERCISED                THE-MONEY OPTIONS AT
                          ON              VALUE      OPTIONS AT DECEMBER 31, 2002                DECEMBER 31, 2002
NAME                    EXERCISE        REALIZED      EXERCISABLE    UNEXERCISABLE        EXERCISABLE        UNEXERSISABLE
---------              ------------    ----------     -------------  -------------        -------------      -------------
Burt H. Keenan             --             --            5,000           1,500              $250,000            $ 52,500
Brooks Mims Talton         --             --             --              --                   --                    --
Kenneth R. Reagan          --             --             --             3,000                 --               $105,000
Gary McBride               --             --             --             3,000                 --               $105,000




ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.



                                                                       NUMBER OF SHARES OF
                                                                          COMMON STOCK
                              NAME                                     BENEFICIALLY OWNED                 PERCENT
                           ----------                             -----------------------------        -------------

5% Stockholders:
John E. Koerner (1)                                                           14,200                      9.0%
Antony F. Lundy (2)                                                           11,273                      7.2%

Officers and Directors:
Burt H. Keenan (3)                                                            18,970                     11.5%
Brooks Mims Talton                                                            28,333                     18.5%
Kenneth Reagan                                                                    --                        --
Gary McBride                                                                      --                        --
Jerry W. Jarrell (4)                                                           6,965                      4.4%
D. B. H. Chaffe III (5)                                                        6,320                      4.1%
Jack Rettig (6)                                                               10,172                      6.5%
Michael Drennen                                                                   --                        --
All officers and directors as a group (8 persons) (7)                         70,760                     40.5%

(1)       Includes 4,200 shares issuable upon exercise of stock warrants held by Koerner Capital Corporation.
(2)       Includes 2,940 shares issuable upon exercise of stock warrants held by Mr. Lundy.
(3)       Includes 6,300 shares  issuable upon exercise of stock warrants and 5,000 shares  issuable upon exercise of stock options held by Mr. Keenan.
(4)       Includes 840 shares  issuable  upon exercise of stock  warrants and 4,000 shares  issuable upon exercise of stock options held by Mr. Jarrell.
(5)       Includes 2,000 shares issuable upon exercise of stock options held by Mr. Chaffe.
(6)       Includes 1,260 shares  issuable upon exercise of stock warrants and 2,000 shares  issuable upon exercise of stock options held by Mr. Rettig.
(7)       Includes 8,400 shares  issuable upon exercise of stock warrants and 13,000 shares issuable upon exercise of stock options held by the named executive officers and directors.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Consulting Agreement

     The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, and was renewed in 1997 and 1999, currently provides for $2,000 compensation per month and expires in October 2003. See "Stock Option Plan" below.

STOCK OPTION PLAN

     The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

     In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 32,050 shares are issuable under options granted to officers, directors and key employees at December 31, 2002. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

     3.    Certificate of Incorporation and Bylaws

                     *3.1     Restated Certificate of Incorporation
                     *3.2     Bylaws
                     *3.3     Proposed  Certificate of Amendment to the Restated
                                Certificate of Incorporation

     10.   Material Contracts

                    *10.1     1993 Stock Option Plan
                    *10.2     Form  of  Stock  Option  Agreements  with  Messrs.
                                Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
                   **10.3     Stock Purchase Agreement,  dated as of October 29,
                                1999, by and between the Company and the Stockholders of Gas Jack, Inc.
                   **10.4     Loan  Agreement,  dated as of October 29, 1999, by
                                and  between  Hibernia  National  Bank  and  the
                                Company
                    +10.5     Modification   to   Promissory   Note   and   Loan
                                Agreement, dated as of December 28, 2000, by and between the Company and Hibernia National Bank.
                    +10.6     Amended and Restated Loan  Agreement,  dated as of
                                November 28, 2001, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
                  ***10.7     Securities   Purchase   Agreement,   dated  as  of
                                December 22, 2000, between the Company and each investor party thereto
                  ***10.8     Stock Warrant Agreement,  dated as of December 22,
                                2000, between the Company and each investor party thereto
                  ***10.9     Subordinated  Promissory  Note, dated December 22,
                                2000, issued by the Company to each purchaser of the notes
                 ***10.10     Registration   Rights   Agreement,   dated  as  of
                                December 22, 2000, between the Company and each investor party thereto
                    +99.1     Certification  Pursuant  to  Section  906  of  the
                                Sarbanes-Oxley Act of 2002
------------------

     +Filed herewith.

     *Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.

    **Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.

   ***Filed with Annual Report on 10-K SB for the year ended December 31, 2000 and incorporated by reference herein.

ITEM 14.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of the Annual Report on Form 10KSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

ITEM 15.   INFORMATION WITH RESPECT TO THE INDEPENDENT PUBLIC ACCOUNTANTS

Audit Fees

     Ernst & Young LLP's aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2002 fiscal year and the review of the financial statements included in our Forms 10-QSB for the 2002 fiscal year were $43,000.

Financial Information Systems Design and Implementation Fees

     Ernst & Young LLP did not render any services with respect to our financial information systems design and implementation for the fiscal year 2002.

All Other Fees

     Ernst & Young LLP's fees for all other services rendered to us in 2002 were $4,261 for tax consulting fees.


                          INDEX TO FINANCIAL STATEMENTS

                                COMPRESSCO, INC.



Report of Independent Public Auditors                                                             F-2

Report of Predecessor Independent Public Accountants                                              F-3

Consolidated Balance Sheet as of December 31, 2002                                                F-4

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001              F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2002 and 2001                                                                        F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001              F-7

Notes to Consolidated Financial Statements                                                        F-8


REPORT OF INDEPENDENT PUBLIC AUDITORS

To the Board of Directors and Stockholders of Compressco, Inc.:

We have audited the accompanying consolidated balance sheet of Compressco, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Compressco, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 1, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compressco, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Compressco, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As disclosed in Note 2 under the heading Stock Based Compensation, the Company accounts for fixed price stock options in accordance with Accounting Principles Bulletin Opinion No. 25. The 2001 financial statements have been revised to include the additional disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to these disclosures in
Note 2 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements, the previously reported pro forma net income to the previously issued financial statements and the pro forma compensation cost to underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income, and the related basic and diluted income per share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.



Oklahoma City, Oklahoma
                                         Ernst & Young LLP
March 5, 2003

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

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



Oklahoma City, Oklahoma
                                         Arthur Andersen LLP
March 1, 2002


The above report is a copy of the previously issued report and the predecessor auditor has not reissued the report.


                                COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                           ASSETS
CURRENT ASSETS:
       Cash                                                                                  $    317,707
       Accounts receivable, net of allowance of $95,000                                         2,238,850
       Inventories                                                                              2,028,662
       Prepaid expenses                                                                           245,359
       Deferred income tax asset                                                                   57,570
                                                                                             ------------
           Total current assets                                                                 4,888,148
                                                                                             ------------

COMPRESSORS, cost                                                                              18,617,232
           Less- Accumulated depreciation                                                      (3,020,925)
                                                                                             ------------
           Total compressors, net                                                              15,596,307
                                                                                             ------------

VEHICLES, EQUIPMENT and OTHER PROPERTY, cost                                                    1,473,982
           Less- Accumulated depreciation                                                        (489,090)
                                                                                             ------------
           Total vehicles, equipment and other property, net                                      984,892
                                                                                             ------------

OTHER ASSETS                                                                                       60,052
                                                                                             ------------

           Total assets                                                                      $ 21,529,399
                                                                                             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                      $    523,089
       Accrued liabilities                                                                        608,119
       Deferred revenues                                                                          266,239
       Current portion of long-term debt                                                          560,012
                                                                                             ------------
           Total current liabilities                                                            1,957,459
                                                                                             ------------

LONG-TERM DEBT, net of current portion                                                         13,077,850
                                                                                             ------------

DEFERRED INCOME TAXES                                                                           1,709,581
                                                                                             ------------

           Total liabilities                                                                   16,744,890
                                                                                             ------------

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value; 2,000,000 shares authorized; no
           shares issued or outstanding                                                               -
       Common stock, $1 par value; 20,000,000 shares authorized;
           153,235 shares issued and outstanding                                                  153,235
       Warrants outstanding                                                                       100,000
       Additional paid-in capital                                                               2,663,715
       Retained earnings                                                                        1,867,559
                                                                                             ------------
           Total stockholders' equity                                                           4,784,509
                                                                                             ------------

           Total liabilities and stockholders' equity                                        $ 21,529,399
                                                                                             ============

 The accompanying notes are an integral part of this consolidated balance sheet.




                                COMPRESSCO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                          2002                      2001
REVENUES:
       Rental revenue                                                 $ 12,674,142               $ 8,943,963
       Sales - Compressors and parts                                     1,248,076                   980,186
       Service and other                                                   999,286                   920,958
                                                                      ------------               -----------
           Total revenues                                               14,921,504                10,845,107
                                                                      ------------               -----------

COST OF SALES AND EXPENSES:
       Cost of sales                                                       705,797                   603,998
       Operating expenses                                                9,165,496                 6,695,643
       Depreciation and amortization expense                             1,600,675                 1,184,384
                                                                      ------------               -----------
           Total cost of sales and expenses                             11,471,968                 8,484,025
                                                                      ------------               -----------

OPERATING INCOME                                                         3,449,536                 2,361,082

OTHER INCOME (EXPENSE):
       Interest income                                                        ---                      5,821
       Interest expense                                                 (1,268,413)               (1,248,854)
                                                                      -------------              ------------
           Total other income (expense)                                 (1,268,413)               (1,243,033)
                                                                      -------------              ------------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                    2,181,123                 1,118,049

PROVISION FOR INCOME TAXES                                                 963,784                   446,683
                                                                      ------------               -----------

NET INCOME                                                            $  1,217,339                $  671,366
                                                                     ==============               ==========

BASIC EARNINGS PER  COMMON SHARE                                          $   7.94                  $   4.38
                                                                         =========                  ========

DILUTED  EARNINGS  PER  COMMON SHARE                                      $   7.00                  $   4.15
                                                                         =========                  ========

 The accompanying notes are an integral part of these consolidated financial statements.



                                COMPRESSCO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                           COMMON STOCK
                                       ---------------------                                RETAINED
                                                                  STOCK        PAID-IN      EARNINGS
                                     SHARES       PAR VALUE      WARRANTS      CAPITAL      (DEFICIT)        TOTAL
                                     ------       ---------      --------      -------      ----------     ---------
Balance December 31, 2000           153,235       $ 153,235     $ 100,000   $2,663,715      $  (21,146)   $2,895,804

Net income                               -                -           -             -          671,366       671,366
                                   --------       ---------     ---------    ---------      ----------     ---------

Balance December 31, 2001           153,235         153,235       100,000    2,663,715         650,220     3,567,170

Net income                               -               -             -            -        1,217,339     1,217,339
                                  ---------      ----------    ----------    ---------      ----------     ---------

Balance December 31, 2002           153,235       $ 153,235     $ 100,000   $2,663,715     $ 1,867,559    $4,784,509
                                  =========       =========     =========   ==========     ===========    =========


 The accompanying notes are an integral part of these consolidated financial statements.


                                COMPRESSCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      2002                   2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   1,217,339            $   671,366
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
      Depreciation and amortization                                                 1,600,675              1,184,384
      Provision for bad debts                                                         109,353                 46,916
      Amortization of discount on subordinated promissory notes                        33,333                 33,333
      Amortization of deferred financing costs                                         38,532                 37,858
      Other assets                                                                     12,192                (26,726)
      Loss (gain) on sale of operating equipment                                         (140)                11,240
      Deferred income taxes                                                           963,784                446,683
      Changes in current assets and liabilities:
          Accounts receivable                                                        (750,792)              (606,466)
          Notes receivable                                                             23,662                 54,957
          Inventories                                                                 (67,317)                 9,549
          Prepaids and other                                                          (58,449)              (100,241)
          Accounts payable                                                             40,862             (1,071,992)
          Accrued liabilities                                                         (43,472)               458,828
          Deferred revenues                                                           266,239                    --
                                                                                -------------              ---------
                      Net cash provided by operating activities                     3,385,801              1,149,689
                                                                                -------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to compressors                                                        (1,630,577)            (7,775,521)
   Additions to vehicles and other property                                          (360,516)              (556,873)
   Proceeds from sale of operating equipment                                            8,980                 38,200
                                                                                -------------            -----------
      Net cash used in investing activities                                        (1,982,113)            (8,294,194)
                                                                                -------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of subordinated debt                                           --                  300,000
   Deferred financing costs                                                              --                  (26,166)
   Principal payments on notes payable                                               (559,999)              (562,217)
   Proceeds from line of credit                                                    12,750,842             11,391,734
   Principal payments on line of credit                                           (13,330,448)            (4,765,265)
                                                                                -------------            -----------
      Net cash (used in) provided by financing activities                          (1,139,605)             6,338,086
                                                                                -------------             ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS                                                                   264,083               (806,419)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                           53,624                860,043
                                                                                -------------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     317,707           $     53,624
                                                                                =============            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
      Cash paid during the period for:
               Interest                                                         $   1,201,224           $    977,653
               Income taxes                                                              --                     --

SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES                                                 None                   None

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

In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., ("Providence") to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. The Company was not successful in this endeavor and management has elected to sell the acquired natural gas well in January 2003 and cease operations.

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. In 2002 the Company was successful in placing 26 compressors on rental and selling 2 compressors during the year. At December 31, 2002, the Company had 5 compressors in transit to Canada to be placed on rental in January 2003.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of the Company as of and for the years ended December 31, 2002 and 2001. All significant inter company accounts and transactions have been eliminated in the consolidated financial statements.

CASH

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories   consist   primarily  of  compressor   components  and  parts,  and
work-in-progress, and are stated at the lower of cost or market using the standard cost method.

OTHER ASSETS

The Company includes in other assets gross deferred financing costs of $115,609 related to the subordinated promissory notes and bank revolver facility. These costs are being amortized on a straight line basis over the three-year life of the related financing. Accumulated amortization as of December 31, 2002 was $76,390.

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

              Compressors                           12 years
              Vehicles                              5 years
              Equipment and other                   7 years


REVENUE RECOGNITION

Revenue on the sale of compressors and parts is recorded upon shipment. The Company rents compressors to customers on terms ranging from two weeks to one year. As of December 31, 2002, all rental agreements are cancellable within 30 days written notice by the customer. Certain of the rental agreements provide that in case of early cancellation by the customer increased rental payments are due for the previous periods the customer rented the compressor. Revenues from rental and service agreements are recorded as earned over the lives of the respective contracts.

FABRICATION SHOP OVERHEAD COSTS

The Company capitalizes certain fabrication shop overhead costs as part of the total cost of the compressors fabricated. The amount capitalized is based on the ratio of time and/or floor space spent on fabricating compressors and will vary with the level of production. The fabrication shop costs include payroll, burden, supplies, utilities, rent, freight and other miscellaneous costs. The portion of the fabrication shop overhead costs that is not capitalized as part of the compressors is expensed in the period incurred.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute basic earnings per common share was 153,235 for each year.

Diluted earnings per common share for each year was determined on the assumption that the stock options and stock warrants outstanding were exercised at beginning of each year. The weighted-average of fully diluted shares used to calculate diluted basic earnings for the year ended December 31, 2002 and 2001 were 173,989 and 161,860 respectively.

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

STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for year ended December 31, 2002 and 2001, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

                                                2002                    2001
       Net Income:
             As reported               $     1,217,339            $    671,366
             Pro forma                       1,112,661                 584,309
       Basic Income per Share:
                As reported            $          7.94            $       4.38
                Pro forma                         7.26                    3.81
       Diluted Income per Share:
             As reported               $          7.00            $       4.15
             Pro forma                            6.40                    3.61


RECENTLY  ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires (a) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measurement of an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company adopted the statement January 1, 2002 with no material impact on the Company's results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation. Such reclassifications had no effect on total assets or net income.

3.     INVENTORIES:

Inventories consist of the following at December 31, 2002:

             Components and parts                     $1,796,748
             Work-in-progress                            231,914
                                                         -------
                                                      $2,028,662
                                                      ==========

4.     LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 2002:

       Subordinated promissory notes (a)                              $5,550,000
       Term loan (b)                                                   1,026,641
       Revolving line of credit (c)                                    7,094,554
                                                                    ------------
       Total outstanding debt                                         13,671,195

            Less- Discount on subordinated promissory notes             (33,333)
            Less- Current portion                                      (560,012)
                                                                    ------------
                 Total long-term debt                                $13,077,850
                                                                    ============

(a) On December 22, 2000, the Company offered an issue of subordinated promissory notes and stock warrants (see Note 10) to qualified private investors. At December 31, 2002, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000,

       Without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears.

(b) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at 1% over Wall Street Prime Rate (5.25% at December 31, 2002). Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company.

(c) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated on November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate (4.75% at December 31, 2002). Interest is due monthly with all outstanding borrowings due at maturity on April 2, 2004, that was extended in March 2003. The loan is secured with the assets and compressor leases of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At December 31, 2002, the Company was in compliance with the loan covenants. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2003.

The annual maturities of long-term debt subsequent to December 31, 2002, are as follows:

                2003                                 560,012
                2004                               7,561,183
                2005                               5,550,000
                                                 -----------
                    Total                      $  13,671,195
                                                 ===========

The carrying value of the Company's financial instruments approximates fair value at December 31, 2002.

5.     INCOME TAXES:

The components of income taxes for the years ended December 31, 2002 and 2001 are set forth as follows:

                                           2002                         2001
       Current provision               $      -                     $      -
       Deferred provision                 963,784                     446,683
                                       ----------                  ----------
       Income taxes                    $  963,784                   $ 446,683
                                        =========                   =========


The differences between the provision for income taxes at the expected Federal statutory rate and the provision for income taxes recorded in the consolidated statements of operations for the years ended December 31, 2002 and 2001 are summarized as follows:


                                                     2002                2001
       Federal income tax at statutory rate      $  741,582          $  380,137
       State income taxes, net of Federal
            income tax benefit                       95,533              48,971
       Nondeductible expenses                        35,300              21,030
       Canadian operations net loss                  91,369                 ---
       Other                                            ---              (3,455)
                                                  ---------            --------
            Provision for income taxes           $  963,784          $  446,683
                                                     ======            ========


The significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 2002:

       Deferred tax assets:
             Accounts receivable                                 $        57,570
                                                                    ------------
             Net current deferred tax asset                      $        57,570
                                                                     ===========
       Deferred tax liabilities:
             Depreciation                                        $   (2,280,055)
             Net operating losses                                        570,474
                                                                    ------------
                  Net non-current deferred tax liability         $   (1,709,581)
                                                                     ===========

At December 31, 2002, the Company has cumulative United States net operating loss carry forwards of approximately $1,444,000 which will begin to expire in 2011. The Company has cumulative Canadian net operating loss carry forwards of approximately $228,000 which will begin to expire in 2009.

6.     EMPLOYEE BENEFIT PLANS:

401(k) Plan

The Company implemented a 401(k) plan on October 1, 2001 in which substantially all full time employees of the Company are eligible to participate. The 401(k) plan provides that the Company will match 100% of the first 1% employee contribution and 50% of the next 2% of employee contributions to the plan. The employee vests in the Company's contribution 50% after one year and 100% after two years. The Company contributions to the 401(k) plan were $40,154 and $5,900 for the years ended December 31, 2002 and 2001 respectively. Hartford Life is the plan provider and provides the investment, administrative and reporting services for the participants. The plan assets are invested, at the employees discretion, in a choice of several Hartford funds.

 Stock Ownership and Incentive Stock Option Plan

The Company's 1993 Stock Option Plan provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options.

A summary of the Company's stock options as of December 31, 2002 and 2001 and changes during the years then ended are presented below:


                                                  Number        Weighted-Average
                                                of Shares         Exercise Price

       Outstanding at December 31, 2000          30,500               $17.95
            Granted                               7,700               $30.00
            Canceled                             (7,250)              $15.00
                                                -------
       Outstanding at December 31, 2001          30,950               $21.64
                                                =======
            Granted                               3,500               $39.00
            Canceled                             (2,400)              $30.00
                                                -------
       Outstanding at December 31, 2002          32,050               $22.91
                                                =======
       Exercisable at December 31, 2002          15,250               $15.00
                                                -------

The stock options outstanding that are not exercisable at December 31, 2002 become exercisable beginning in January 2003 through August 2005. The stock options are exercisable for a period of three years.

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

The SFAS No 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, as follows:

                                                2002                 2001
       Interest rate                            3.74%               4.60%
       Dividend yield                           0.00%               0.00%
       Expected volatility                     110.0%             110.00%
       Expected life                          6 years            6 years

The weighted average fair value per share of options granted using the Black-Scholes option pricing model for 2002 and 2001, respectively is $38.38 and $25.37.

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for year ended December 31, 2002 and 2001, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

                                                2002                      2001
       Net Income:
             As reported                 $     1,217,339            $    671,366
             Pro forma                         1,112,661                 584,309
       Basic Income per Share:
                As reported              $          7.94            $       4.38
                Pro forma                           7.26                    3.81
       Diluted Income per Share:
             As reported                 $          7.00            $       4.15
             Pro forma                              6.40                    3.61


7.     RELATED PARTIES:

Certain directors and their family members purchased a total of $1,550,000 of the subordinated promissory notes including 13,020 stock warrants from the offering made to private investors in December 2000. The directors and their family members purchased the Notes and Warrants under the same terms and conditions as all other investors.

Certain officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the years ended December 31, 2002 and 2001, a consulting fee of $2,000 per month was paid to a director who served as the Company's secretary.

8.     COMMITMENTS:

PURCHASE COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At December 31, 2002 the Company has taken delivery of 247 engines from the supplier. The purchase agreement was amended on February 24, 2003, to provide that the Company shall purchase 13 engines per month commencing January 1, 2003 and not less than 156 engines per year until the remaining balance of 753 engines have been purchased. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to
(i) pay for engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

FACILITIES AND VEHICLE LEASES

The Company has a three year lease terminating August 31, 2004 for its Oklahoma City manufacturing, warehouse and office facilities. The Company has a three year lease terminating September 5, 2004 for its warehouse and office facilities in New Mexico. The Company leases certain vehicles with original terms ranging up to two years.

As  of  December  31,  2002,   future  annual   minimum  lease   payments  under
noncancellable operating leases were approximately $332,000 for 2003, $153,000 for 2004 and $7,000 for 2005.

Rent expense under all operating leases was approximately $516,732 and $472,000 for the years ended December 31, 2002 and 2001, respectively.

9.     MAJOR CUSTOMERS:

At December 31, 2002, the Company had approximately 250 customers. During the year ended December 31, 2002, the Company had one customer that amounted to approximately 12% of the Company's total 2002 revenue. At December 31, 2002, the Company had one customer that amounted to approximately 18% of the Company's total accounts receivable balance. This balance is unusually high due to including a significant accounts receivable balance from the sale of several compressor units in December 2002 that was collected in early 2003.

10.    STOCK WARRANTS:

In connection with the offering of the subordinated promissory notes discussed in Note 4, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At December 31, 2002 total stock warrants of 46,620 were issued and outstanding. The warrants are exercisable upon issuance, and expire on March 31, 2005, that was extended in March 2003. No stock warrants have been exercised as of December 31, 2002.

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

11.    NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:



                                                  Net Income              Shares             Per Share
                                                  (Numerator)          (Denominator)           Amount
                                                  -----------           -----------         ----------

Year Ended December 31, 2002

Basic:
Income available to common stockholders            $1,217,339             153,235             $   7.99
                                                                                              ========

Effect of stock options                                ----                20,754
                                                     --------             -------

Diluted:
Income available to common stockholders plus
assumed exercises of stock options                 $1,217,339             173,989             $   7.00
                                                   ==========             =======             ========

Year Ended December 31, 2001

Basic:
Income available to common stockholders              $671,366             153,235             $   4.38
                                                                                              ========

Effect of stock options                               ------                8,625
                                                    ---------           ---------

Diluted:
Income available to common stockholders plus
assumed exercises of stock options                   $671,366             161,860             $   4.15
                                                     ========             =======             ========


Stock warrants for 46,620 commons shares with an exercise price of $120.00 per share were excluded from the computation of diluted net income per common share for the year ended December 31, 2002 because the warrant exercise price was greater than the average market price of the common shares.

                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.



                                             COMPRESSCO, INC.

                                             By:  /S/ BROOKS MIMS TALTON
                                                  --------------------------
                                                  Brooks Mims Talton
                                                  Chief Executive Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 21, 2003.



By:     /S/ BURT H. KEENAN                   Chairman of Board and Director
         -------------------------
         Burt H. Keenan


By:     /S/ BROOKS MIMS TALTON               Chief Executive Officer, President
         -------------------------           and Director
         Brooks Mims Talton


By:     /S/ GARY MCBRIDE                     Chief Financial Officer
         -------------------------           (Principal Financial and Accounting
         Gary McBride                         Officer)


By:     /S/ JERRY W. JARRELL                 Director
         -------------------------
         Jerry W. Jarrell

                                Certification of
                             Chief Executive Officer
                               of Compressco, Inc.

I, Brooks Mims Talton, certify that:

     1.  I have reviewed this annual report on Form 10-KSB of Compressco, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were Significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003                       /S/ BROOKS MIMS TALTON
                                             -----------------------------------
                                             Brooks Mims Talton
                                             Chief Executive Officer

                                Certification of
                             Chief Financial Officer
                               of Compressco, Inc.

I, Gary McBride, certify that:

     1.  I have reviewed this annual report on Form 10-KSB of Compressco, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were Significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003                       /S/ GARY MCBRIDE
                                             -----------------------------------
                                             Gary McBride
                                             Chief Financial Officer