Form 10QSB
period 2003-03-31
COMPRESSCO INC
filed 2003-05-07
CIK 904147

Microsoft Word 10.0.4524;
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

o [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

o [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to
     ___________________.

     Commission file number: 33-61888-FW

                                COMPRESSCO, INC.
              (Exact name of small business issuer in its charter)

               DELAWARE                                    72-1235449
     (State or other jurisdiction of                     (I.R.S. Employer
     Incorporation or organization)                      Identification No.)

            1313 Southeast 25th Street, Oklahoma City, Oklahoma   73129
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

                                YES / X / NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2003:

                 Common Stock, $1.00 Par Value - 153,235 shares

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

              Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                   COMPRESSCO,
                                      Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                            March 31, 2003            December 31, 2002
                                                                            ---------------           -----------------

ASSETS
CURRENT ASSETS:
   Cash                                                                     $       499,036          $      317,707
   Accounts receivable                                                            2,098,272               2,238,850
   Inventories                                                                    2,121,171               2,028,662
   Prepaid expenses                                                                 231,165                 245,359
   Deferred income tax asset                                                         57,570                  57,570
                                                                                -----------             -----------
      Total current assets                                                        5,007,214               4,888,148


COMPRESSORS, cost                                                                19,653,188              18,617,232
      Less- Accumulated depreciation                                             (3,376,713)             (3,020,925)
                                                                                -----------             -----------
        Total compressors, net                                                   16,276,475              15,596,307
                                                                                -----------             -----------

VEHICLES, EQUIPMENT and
   OTHER PROPERTY, cost                                                           1,476,052               1,473,982
      Less - Accumulated depreciation                                              (522,226)               (489,090)
                                                                                -----------             -----------
        Total vehicles and equipment, net                                           953,826                 984,892

OTHER ASSETS                                                                         44,706                  60,052
                                                                                -----------             -----------

        Total assets                                                        $    22,282,221          $   21,529,399
                                                                            ===============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $       775,847          $      523,089
   Accrued liabilities                                                              366,572                 608,119
   Deferred revenues                                                                 52,678                 266,239
   Current portion of long-term debt                                                560,012                 560,012
                                                                                -----------             -----------
      Total current liabilities                                                   1,755,109               1,957,459

LONG-TERM DEBT, net of current portion                                           13,173,157              13,077,850

DEFERRED INCOME TAXES                                                             2,044,755               1,709,581
                                                                                 ----------               ---------
        Total liabilities                                                        16,973,021              16,744,890
                                                                                 ----------              ----------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares authorized;                          --                    --
      No shares issued or outstanding
   Common stock, $1 par value; 20,000,000 shares authorized;
      153,235  shares issued and outstanding                                        153,235                 153,235
   Warrants outstanding                                                             100,000                 100,000
   Additional paid-in capital                                                     2,663,715               2,663,715
   Retained earnings                                                              2,392,250               1,867,559
                                                                                 ----------               ---------
      Total stockholders' equity                                                  5,309,200               4,784,509
                                                                                 ----------              ---------

      Total liabilities and stockholders' equity                              $  22,282,221         $    21,529,399
                                                                            ===============         ===============


The accompanying notes are an integral part of these consolidated balance sheets.



                                COMPRESSCO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                     2003                    2002
                                                                                   --------                --------


REVENUES:
   Rental revenue                                                               $ 3,668,536           $   2,791,144
   Sales - Compressors and parts                                                    346,035                 113,679
   Service and other                                                                304,442                 233,525
                                                                                -----------             -----------
      Total revenues                                                              4,319,013               3,138,348
                                                                                -----------             -----------

COST OF SALES AND EXPENSES:
   Cost of sales                                                                    219,939                  57,433
   Operating expenses                                                             2,606,832               2,152,549
   Depreciation and amortization expense                                            426,879                 389,387
                                                                                -----------             -----------
      Total cost of sales and expenses                                            3,253,650               2,599,369
                                                                                -----------             -----------

OPERATING INCOME                                                                  1,065,363                 538,979


OTHER INCOME (EXPENSE)
   Gain on sale of asset                                                             84,405                  ---
   Interest expense                                                                (289,903)               (324,147)
                                                                                -----------             -----------
      Total other income (expense)                                                 (205,498)               (324,147)
                                                                                -----------             -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                            859,865                 214,832

PROVISION FOR INCOME TAXES                                                         (335,174)                (85,933)
                                                                                -----------             -----------
NET INCOME                                                                      $   524,691             $   128,899
                                                                                ===========             ===========
Earnings per common share:
   Basic                                                                        $      3.42             $      0.84
                                                                                ===========             ===========
   Diluted                                                                      $      2.96             $      0.80
                                                                                ===========             ===========

 The accompanying notes are an integral part of these consolidated financial statements.





                                COMPRESSCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                    2003                   2002
                                                                                   -----                  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   524,691              $  128,899
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities-
         Depreciation and amortization                                              426,879                 389,387
         Provision for bad debts                                                     30,000                  10,500
         Amortization of discount on subordinated promissory notes                    8,333                   8,334
         Amortization of deferred financing costs                                     9,633                   9,633
         Other assets                                                                 5,713                    (395)
         Gain on sale of operating equipment and natural gas well                   (94,157)                   ---
         Deferred income tax                                                        335,174                  85,933
         Changes in current assets and liabilities:
            Accounts receivable                                                     110,578                  62,762
            Notes receivable                                                           ---                    8,287
            Inventories                                                             (92,508)               (129,966)
            Other current assets                                                     14,195                  88,205
            Accounts payable                                                        252,758                  91,147
            Accrued liabilities                                                    (241,548)               (305,362)
            Deferred revenues                                                       (51,270)                  ---
                                                                                -----------             -----------
              Net cash provided by operating activities                           1,238,471                 447,364

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to leased units                                                     (1,036,225)               (112,059)
   Additions to vehicles and equipment                                             (125,601)               (110,201)
   Proceeds from sale of operating equipment                                         17,709                   ---
                                                                                -----------             -----------
      Net cash used in investing activities                                      (1,144,117)               (222,260)
                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITES:
   Payments of notes payable                                                       (139,999)                (93,334)
   Proceeds from line of credit                                                   1,615,424               4,411,559
   Principal payments on line of credit                                          (4,184,585)             (1,648,043)
                                                                                -----------             -----------
      Net cash provided by (used in) financing activities                            86,975                (125,953)
                                                                                -----------             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           181,329                  99,151

CASH AND CASH EQUIVALENTS, Beginning of period                                      317,707                  53,624
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS, End of period                                          $ 499,036               $ 152,775
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

The Company is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and rented to natural gas producers located primarily in the mid-continent hydrocarbon producing regions of the United States and western Canada. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. As of March 31, 2003 the Company has 39 compressors on rental and has sold 3 compressors in Canada.

2.    BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2003 and the consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The consolidated balance sheet data as of December 31, 2002 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements presented herein should be read in connection with the Company's December 31, 2002 consolidated financial statements included in the Company's Form 10-KSB.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

3.    LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2003:

(a) In December 2000 and January 2001 the Company offered an issue of subordinated promissory notes and stock warrants (see Note 5) to qualified private investors. At March 31, 2003, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears.

(b) On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with a bank. The note bears interest at 1% over Wall Street Journal Prime Rate (5.25% at March 31, 2003). Principal payments of $46,667 plus accrued interest are due monthly until maturity on October 30, 2004. The loan balance at March 31, 2003 is $886,642 of which $326,630 is long term. The loan is secured with the assets and compressor leases of the Company.

(c) On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (4.25% at March 31, 2003). Interest is due monthly with all outstanding borrowings due at maturity on April 2, 2004, that was extended in March 2003. The loan is secured with the assets and compressor leases of the Company. The balance outstanding under the line of credit agreement at March 31, 2003 was $7,321,527. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At March 31, 2003, the Company was in compliance with the loan covenants. Management expects that the Company will be in compliance with the revised covenants under the amended credit facility for the next twelve months.

4.    COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At March 31, 2003 the Company has taken delivery of 247. The purchase agreement was amended on February 24, 2003, to provide that the Company shall purchase 13 engines per month commencing January 1, 2003 and not less than 156 engines per year until the remaining balance of engines have been purchased. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket costs incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

5.    STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At March 31, 2003 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on March 31, 2005, that was extended in March 2003.

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

6.    EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the three months ending March 31, 2003 and 2002 were 153,235. The diluted weighted average shares, adjusted for the dilutive effect of stock options, for the three months ending March 31, 2003 and 2002 were 177,390 and 161,860, respectively.

7.    STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for three months ended March 31, 2003 and 2002, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.


                                                          2003            2002

         Net Income, as reported                       $  524,691     $ 128,899
             Deduct:  Total stock-based employee
             compensation  expense determined
             under fair  value  based  method for
             all awards, net of related tax effects       (21,922)      (25,096)
                                                         --------      ---------
         Pro forma net income                          $  502,769      $103,803
                                                       ==========      =========
         Basic Income per Share:
             As reported                               $     3.42     $     .84
             Pro forma                                       3.28           .68
         Diluted Income per Share:
             As reported                               $     2.96     $     .80
             Pro forma                                       2.83           .64


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

The Company is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and leased to natural gas producers located primarily in the mid-continent hydrocarbon producing regions of the United States and western Canada. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City, that began operations in September 1999.

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. As of March 31, 2003 the Company has 39 compressors on rental and has sold 3 compressors in Canada including 13 compressors placed on rental and 1 compressor was sold during the three months ended March 31, 2003.

The following table sets forth selected consolidated financial information as of December 31, 2002 and as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

         SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               2003              2002

         Operating Revenues....................                            $ 4,319,013       $ 3,138,348
         Cost of Sales and Expenses ...........                              3,253,650         2,599,369
         Operating Income......................                              1,065,363           538,979
         Net Income............................                            $   524,691       $   128,899

                                                                          March 31, 2003     December 31, 2002
BALANCE SHEET DATA (AT END OF PERIOD):
         Cash...................................                          $    499,036      $    317,707
         Total Assets............................                           22,282,221        21,529,399
         Total Liabilities........................                          16,973,021        16,744,890
         Stockholders' Equity.....................                           5,309,200         4,784,509


The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The revenues for the three months ended March 31, 2003 of $4,319,013 increased by $1,180,665, or 37.6% for the comparable period in 2002. The following table sets forth the components of our revenue for the three months ended March 31, 2003 and 2002:

                                                          2003             2002
                Revenue:
                  Rental revenue                       $3,668,536     $2,791,144
                  Sale of compressors and parts           346,035        113,679
                  Service and other                       304,442        233,525
                                                       ----------     ----------
                     Total revenue                     $4,319,013     $3,138,348
                                                       ----------     ----------

The Company had 819 compressors in service at March 31, 2003 compared to 643 at March 31, 2002, an increase of 176 or 27%. The three months ending March 31, 2003 had a net increase of 58 compressors on rental or an increase of 8% compared to a net decrease of 15 compressors on rental during the first three months of 2002. In the three months ended March 31, 2003 the Company sold five compressors compared to three compressors sold in the first quarter of 2002. The increase in compressor rentals and sale of units is due primarily to the higher natural gas prices in 2003.

The cost of sales and operating expenses for the 2003 period were $2,826,771, or 65% of operating revenues, compared to $2,209,982, or 70%, in the 2002 period. Operating expenses for the 2003 period were $2,606,832, or 66% of rental and service revenues, compared to $2,152,549, or 71% for the 2001 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased units.

The Company manufactured 35 compressors in the 2003 period compared to 3 in the 2002 period. The increase in the number of compressors manufactured was due to higher demand as a result of higher natural gas prices. The Company had 52 compressors off rental at March 31, 2003 compared to 151 off rental at March 31, 2002. The Company is manufacturing new compressors, as needed, for the US and Canadian operations.

Depreciation and amortization expense increased in the 2003 period to $426,879 compared to $389,387 for the 2002 period. The increase is due to the growth in the Company's compressor fleet to 871 units at March 31, 2003 from 794 units at March 31, 2002.

The 2003 period includes interest expense of $289,903 compared to $324,147 for the 2002 period. The decrease was due to lower interest rates in 2003 compared to 2002.

The Company made the decision to discontinue the Providence Natural Gas business and sold the natural gas well it owned for a gain of $84,405 in January 2003.

Net income was $524,691 for the 2003 period compared to $128,899 for the 2002 period. The increase in net income was primarily due to the growth of the company's rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000 and January 2001, the Company offered its subordinated promissory notes and stock warrants in a private placement. At March 31, 2003, $5,550,000 of the subordinated promissory notes had been issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity date from December 31, 2003 to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make the notes convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock , and (2) March 31, 2005. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate (5.25% at March 31, 2003). Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan is secured with the assets and compressor leases of the Company.

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at Wall Street Journal Prime Rate (4.25% at March 31, 2003). Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan is secured with the assets and compressor leases of the Company. The balance outstanding under the line of credit agreement at March 31, 2003 was $7,321,527. The Company's credit facility imposes a number of financial and restrictive covenants that among other things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At March 31, 2003, the Company was in compliance with the loan covenants. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months.

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

             10.  Material Contracts
                  *10.1   1993 Stock Option Plan
                  *10.2   Form of Stock Option  Agreements with Messrs.  Keenan,
                            Killeen, Jarrell and Chaffe with Schedule of Details
                 **10.3   Stock  Purchase  Agreement,  dated as of  October  29,
                            1999, by and between the Company and the Stockholders of Gas Jack, Inc.
                 **10.4   Loan  Agreement,  dated as of October 29, 1999, by and
                            between Hibernia National Bank and the Company
               ****10.5   Modification  to Promissory  Note and Loan  Agreement,
                            dated as of December 28,2000, by and between the Company and Hibernia National Bank.
               ****10.6   Amended  and  Restated  Loan  Agreement,  dated  as of
                            November 28, 2001, by and among Hibernia National Bank, the Company and Compressco Field Services, Inc.
                ***10.7   Securities  Purchase  Agreement,  dated as of December
                            22, 2000, between the Company and each investor party thereto.
                ***10.8   Stock  Warrant  Agreement,  dated as of  December  22,
                            2000, between the Company and each investor party thereto.
                ***10.9   Subordinated Promissory Note, dated December 22, 2000,
                            issued  by the  Company  to  each  purchaser  of the
                            notes.
               ***10.10   Registration  Rights  Agreement,  dated as of December
                            22, 2000, between the Company and each investor party thereto.
             ***** 99.1   Certification   Pursuant   to   Section   906  of  the
                            Sarbanes-Oxley Act of 2002

             (b) Reports on 8-K.
                       No reports were filed in the quarter ended March 31, 2003
--------------------------
    * Filed with Registration Statement on Form SB-2, File NO. 33-61888-FW and incorporated herein.
   **  Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.
  ***  Filed with Annual  Report on 10-KSB for the year ended  December 31, 2000 and incorporated by by reference herein.
 ****  Filed with Annual  Report on 10-KSB for the year ended  December 31, 2001 and incorporated by by reference herein.
*****  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2003.




                                           COMPRESSCO, INC.

                                           By: /S/ BROOKS MIMS TALTON
                                               -------------------------------
                                               Brooks Mims Talton
                                               Chief Executive Officer

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


Dated:  May 7, 2003                            /S/ BROOKS MIMS TALTON
                                               ---------------------------------
                                               Brooks Mims Talton
                                               Chief Executive Officer

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


Dated:  May 7, 2003                            /S/ GARY MCBRIDE
                                               -------------------------------
                                               Gary McBride
                                               Chief Financial Officer