Form 10QSB
period 2003-06-30
COMPRESSCO INC
filed 2003-08-18
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

o [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                YES /X/  NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2003:

                 Common Stock, $1.00 Par Value - 153,235 shares

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

           Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

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

   Item 3. Defaults Upon Senior Securities

   Item 4. Submission of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits and Reports on Form 8-K


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30, 2003       December 31, 2002
                                                                            -------------       -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $      247,088          $      317,707
   Accounts receivable, net                                                     3,157,926               2,238,850
   Inventories                                                                  2,780,117               2,028,662
   Prepaid expenses                                                               278,965                 245,359
   Deferred income tax asset                                                       57,570                  57,570
                                                                           --------------          --------------
      Total current assets                                                      6,521,666               4,888,148

PROPERTY AND EQUIPMENT:
   Compressors                                                                 21,709,611              18,617,232
      Less- Accumulated depreciation                                           (3,724,936)             (3,020,925)
                                                                          ---------------          --------------
         Total compressors, net                                                17,984,675              15,596,307
                                                                           --------------          --------------
   Vehicles and Equipment                                                       1,608,896               1,473,982
      Less - Accumulated depreciation                                            (598,427)               (489,090)
                                                                          ---------------          --------------
         Total vehicles and equipment, net                                      1,010,469                 984,892

OTHER ASSETS                                                                       99,298                  60,052
                                                                           --------------          --------------
         Total assets                                                      $   25,616,108          $   21,529,399
                                                                           ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Accounts payable                                                        $    1,497,612          $      523,089
   Accrued liabilities                                                            540,622                 608,119
   Deferred revenues                                                               33,071                 266,239
   Current portion of long-term debt                                                  ---                 560,012
                                                                           --------------          --------------
      Total current liabilities                                                 2,071,305              1,957,4549


LONG-TERM DEBT, net of current portion                                         14,999,929              13,077,850

DEFERRED INCOME TAXES                                                           2,496,143               1,709,581
                                                                           --------------          --------------
      Total liabilities                                                        19,567,377              16,744,890
                                                                           --------------          --------------
COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares authorized;
      no shares issued or outstanding                                                  __                     __
   Common stock, $1 par value; 20,000,000 shares authorized;
      153,235  shares issued and outstanding                                      153,235                 153,235
   Warrants outstanding                                                           100,000                 100,000
   Additional paid-in capital                                                   2,663,715               2,663,715
   Retained earnings                                                            3,131,781               1,867,559
                                                                           --------------          --------------
      Total stockholders' equity                                                6,048,731               4,784,509
                                                                           --------------          --------------

      Total liabilities and stockholders' equity                           $   25,616,108           $ 21,529,399
                                                                           ==============          ==============

                           The accompanying notes are an integral part of these consolidated balance sheets.


                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the          For the        For the Three        For the
                                                       Six Months        Six Months      Months Ended      Three Months
                                                          Ended            Ended         June 30, 2003      Ended June
                                                      June 30, 2003    June 30, 2002                          30,2002

REVENUES:
   Rental revenue                                      $   7,838,451     $   5,814,107    $   4,169,915     $   3,022,963
   Sales - Compressors and parts                           1,089,541           314,437          743,506           200,758
  Service and other                                          636,942           488,260          332,500           254,735
                                                       -------------     -------------    -------------     -------------
      Total revenues                                       9,564,934         6,616,804        5,245,921         3,478,456
                                                       -------------     -------------    -------------     -------------

COST OF SALES AND EXPENSES:
   Cost of sales                                             671,232           173,042          451,293           115,609
   Operating expenses                                      5,479,654         4,416,299        2,872,822         2,263,750
   Depreciation and amortization expense                     886,384           786,284          459,505           396,897
                                                      --------------    --------------    -------------     -------------
      Total cost of sales and expenses                     7,037,270         5,375,625        3,783,620         2,776,256
                                                       -------------     -------------    -------------     -------------

OPERATING INCOME                                           2,527,664         1,241,179        1,462,301           702,200

OTHER INCOME (EXPENSE)
   Gain on sale of asset                                      84,405               ---              ---               ---
   Interest expense                                         (561,284)         (637,564)        (271,381)         (313,417)
                                                       --------------    --------------   --------------    --------------
      Total other income (expense)                          (476,879)         (637,564)        (271,381)         (313,417)
                                                       --------------    --------------   --------------    --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   2,050,785           603,615        1,190,920           388,783

PROVISION FOR INCOME TAXES                                   786,562           241,411          451,388           155,478
                                                       -------------     -------------    -------------     -------------
NET INCOME                                             $   1,264,223     $     362,204    $     739,532     $     233,305
                                                       =============     =============    =============     =============
Earnings per common share:
   Basic                                               $        8.25     $        2.36    $       4.83      $       1.52
                                                       =============     =============    ============      ============
   Diluted                                             $        6.67     $        2.24    $       3.90      $       1.44
                                                       =============     =============    ============      ============

                 The accompanying notes are an integral part of these consolidated financial statements.





                                COMPRESSCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                                    2003 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $    1,264,223         $      362,204
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                                       886,384                786,284
         Amortization of discount on subordinated promissory notes                            16,666                 16,668
         Amortization of deferred financing costs                                             39,219                 19,650
         Provision for bad debts                                                              60,000                 28,000
         Other assets                                                                          9,035                 13,560
         Gain on sale of operating equipment and natural gas well                            (94,157)                   ---
         Deferred income tax                                                                 786,562                241,411
         Changes in current assets and liabilities:
            Accounts receivable                                                             (979,076)              (217,584)
            Notes receivable                                                                     ---                 15,780
            Inventories                                                                     (751,454)              (260,694)
            Other current assets                                                             (33,605)                12,639
            Accounts payable                                                                 974,523                309,856
            Accrued liabilities                                                              (67,498)              (387,054)
            Deferred revenues                                                               (233,168)                   ---
                                                                                      ---------------        --------------
               Net cash provided by operating activities                                   1,877,654                940,720

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to rental units                                                              (3,127,729)              (253,511)
   Additions to vehicles and equipment                                                      (258,446)              (190,351)
   Proceeds from sales of operating equipment                                                180,000                    ---
                                                                                      --------------         --------------
      Net cash used in investing activities                                               (3,206,175)              (443,862)

CASH FLOWS FROM FINANCING ACTIVITES:
   Proceeds from new bank credit agreement                                                 9,466,596                    ---
   Payment of bank line of credit                                                         (8,690,795)                   ---
   Payments of term note payable                                                          (1,026,640)              (233,334)
   Proceeds from line of credit                                                           10,249,141              4,848,642
   Principal payments on line of credit                                                   (8,652,900)            (5,051,743)
   Deferred financing costs                                                                  (87,500)                   ---
                                                                                      ---------------        --------------
      Net cash provided by (used in) financing activities                                  1,257,902               (436,435)
                                                                                      --------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (70,619)                60,423

CASH AND CASH EQUIVALENTS, Beginning of period                                               317,707                 53,624
                                                                                      --------------         --------------
CASH AND CASH EQUIVALENTS, End of period                                              $      247,088         $      114,047
                                                                                      ==============         ==============

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. At June 30, 2003 the Company has 54 compressors on rental and has sold 12 compressors in Canada.

2.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2003 and the consolidated statements of operations and cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

3.   LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2003:

(a) On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes and stock warrants (see Note 5) to qualified private investors. At June 30, 2003, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears.

(b) The Company was successful in entering into a new credit agreement on June 30, 2003 with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement the Company can borrow the lesser of $17,500,000 or the sum of 85% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. The balance outstanding under the line of credit agreement at June 30, 2003 was $9,466,596. The credit line bears interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.50% at June 30, 2003) or between 3.0% and 3.25% over Libor Rate (4.27% at June 30, 2003) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At June 30, 2003, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months. In addition, no additional draws are allowed under the credit facility if utilization of the compressor fleet falls below 70%. At June 30, 2003 the utilization of the compressor fleet was 93.8%.

4.   COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At June 30, 2003, the Company had taken delivery of 303 engines from the supplier. The purchase agreement was amended on February 24, 2003, to provide that the Company shall purchase 13 engines per month commencing January 1, 2003 and not less than 156 engines per year until the remaining balance of engines have been purchased. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

5.   STOCKHOLDERS' EQUITY

In connection with the offering of the subordinated promissory notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At June 30, 2003 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on March 31, 2005, that was extended in March 2003.

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

6.   EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. The weighted average shares issued and outstanding for the six and three months ending June 30, 2003 and 2002 were 153,235. Diluted weighted average shares for the six and three months ending June 30, 2003 and 2002 were 189,538 and 161,860 respectively.

7.   STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for six month ended June 30, 2003 and 2002 and the three months ended June 30, 2003 and 2002, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.


                                                                Six Months Ended                Three Months Ended
                                                                    June 30                          June 30
                                                               2003            2002             2003         2002

         Net Income, as reported                           $ 1,264,223      $   362,204      $ 739,532    $ 233,305
              Deduct:  Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effects           (46,488)         (49,315)       (24,566)     (24,219)
                                                               -------          -------        -------     --------
         Pro forma net income                              $ 1,217,735      $   312,889      $ 714,966    $ 209,086
                                                             =========          =======        =======      =======
         Basic Income per Share:
              As reported                                  $      8.25      $      2.36      $    4.83    $    1.52
              Pro forma                                           7.95             2.04           4.67         1.36
         Diluted Income per Share:
              As reported                                  $      6.67      $      2.24      $    3.90    $    1.44
              Pro forma                                    $      6.42      $      1.93      $    3.77    $    1.29


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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. At June 30, 2003 the Company has 54 compressors on rental and has sold 12 compressors in Canada including 28 compressors placed on rental and 10 compressors were sold during the six months ended June 30, 2003.

The following table sets forth selected consolidated financial information for the fiscal year ended December 31, 2002 and as of June 30, 2003 and for the six months and three months ended June 30, 2003 and 2002 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

Results of Operations

                      SELECTED CONSOLIDATED FINANCIAL DATA
STATEMENT OF OPERATIONS DATA:
                                            Six Months Ended June 30,        Three Months Ended June 30,
                                            -------------------------        ---------------------------
                                              2003             2002             2003             2002
                                              ----             ----             ----             ----
    Operating Revenues..............      $  9,564,934      $  6,616,804    $  5,245,921     $  3,478,456
    Cost of Sales and Expenses......         7,037,270         5,375,625       3,783,620        2,776,256
    Operating Income................         2,527,664         1,241,179       1,462,301          702,200
    Net Income......................      $  1,264,223      $    362,204    $    739,532     $    233,305

BALANCE SHEET DATA (AT END OF PERIOD):
                                                      June 30, 2003              December 31, 2002
                                                      -------------              -----------------
    Cash and Cash Equivalents...............          $     247,088                $      317,707
    Total Assets............................             25,616,108                    21,529,399
    Total Liabilities.......................             19,567,377                    16,744,890
    Stockholders' Equity....................          $   6,048,731                $    4,784,509


The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The revenues for the six months ended June 30, 2003 of $9,564,934 increased by $2,948,130 or 44.6% for the comparable period in 2002. The following table sets forth the components of our revenues for the six months ended June 30, 2003 and 2002:

                                                2003              2002
                                                ----              ----
         Revenue:
            Rental revenue                   $7,838,451        $5,814,107
            Sale of compressors and parts     1,089,541           314,437
            Service and other                   636,942           488,260
                                            -----------      ------------
               Total revenue                 $9,564,934        $6,616,804
                                             ==========       ============

The Company had 892 compressors in service at June 30, 2003 compared to 703 at June 30, 2002. During the six months ended June 30, 2003 the compressors in service increased by a net of 131 units, an increase of 17%, compared to an increase of 45 units in the first six months of 2002. In the six months ended June 30, 2003 the Company sold 17 compressors compared to 6 compressors sold in first six months of 2002. The increase in the number of net units set and compressors sold in 2003 was due to our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas in 2003.

The cost of sales and operating expenses for the 2003 period were $6,150,886, or 64.3% of operating revenues, compared to $4,589,341, or 69.4%, in the 2002 period. Operating expenses for the 2003 period were $5,479,654, or 64.7% of rental and service revenues, compared to $4,416,299, or 70.1% for the 2002 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased number of units and the increase in the number of compressors sold in 2003.

The Company manufactured 127 compressors in the 2003 period compared to 8 in the 2002 period. The increase in the number of compressors manufactured was due to higher demand as a result of our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas in 2003. The Company had 59 compressors off rental at June 30, 2003 compared to 52 units off rental at March 31, 2003 and 94 units off rental at June 30, 2002. The Company is manufacturing new compressors, as needed, for the domestic and Canadian operations.

Depreciation and amortization expense increased in the 2003 period to $886,384 compared to $786,284 for the 2002 period. The increase was due to the increase in the Company's compressor fleet in 2003 to 951 units from 797 units at June 30, 2002.

Interest expense for the 2003 period was $561,284 compared to $637,564 for the 2002 period. The decrease was due to lower interest rates in 2003 compared to 2002.

Net income was $1,264,223 for the 2003 period compared to $362,204 for the 2002 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet and increase in the number of compressors sold in 2003.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The revenues for the three months ended June 30, 2003 of $5,245,921 increased by $1,767,465 or 50.8% for the comparable period in 2002. The following table sets forth the components of our revenue for the three months ended June 30, 2003 and 2002:

                                                   2003              2002
                                                   ----              ----
            Revenue:
               Rental revenue                    $4,169,915      $3,022,963
               Sale of compressors and parts        743,506         200,758
               Service and other                    332,500         254,735
                                               ------------    ------------
                  Total revenue                  $5,245,921      $3,478,456
                                                 ==========      ==========

The Company had 892 compressors in service at June 30, 2003 compared to 703 at June 30, 2002. During the three months ended June 30, 2003 the compressors in service increased by a net of 73 units compared to an increase of 60 units in the same period in 2002. In the three months ended June 30, 2003 the Company sold 12 compressors compared to 3 compressors sold in the 2002 period.

The cost of sales and operating expenses for the 2003 period were $3,324,115, or 63.4% of operating revenues, compared to $2,379,359, or 68.4%, in the 2002 period. Operating expenses for the 2003 period were $2,872,822 or 63.8% of rental and service revenues, compared to $2,263,750, or 69.1% for the 2002 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased number of units and the increase in the number of compressors sold in 2003.

The Company manufactured 92 compressors in the 2003 period compared to 5 in the 2002 period. The increase in the number of compressors manufactured was due to higher demand as a result of our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas in 2003. The Company had 59 compressors off rental at June 30, 2003 compared to 94 units off rental at June 30, 2002. The Company is manufacturing new compressors, as needed, for the domestic and Canadian operations.

Depreciation and amortization expense increased in the 2003 period to $459,505 compared to $396,897 for the 2002 period. The increase was due to the increase in the Company's compressor fleet in 2003 to 951 units from 797 units at June 30, 2002.

Interest expense for the 2003 period was $271,381 compared to $313,417 for the 2002 period. The decrease was due to lower interest rates in 2003 compared to 2002.

Net income was $739,532 for the 2003 period compared to $233,305 for the 2002 period. The increase in net income was primarily due to the growth in the company's compressor rental fleet and increase in the number of compressors sold in 2003.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003 the Company entered into a credit agreement with a bank and repaid all amounts due on it's prior line of credit and term facilities. Under the new credit agreement the Company can borrow the lesser of $17,500,000 or the sum of 85% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. The balance outstanding under the line of credit agreement at June 30, 2003 was $9,466,596. The credit line bears interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.50% at June 30,
2003) or between 3.0% and 3.25% over Libor Rate (4.27 at June 30, 2003) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. At June 30, 2003, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for the next twelve months. In addition, no additional draws are allowed under the credit facility if utilization of the compressor fleet falls below 70%. At June 30, 2003 the utilization of the compressor fleet was 93.8%.

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes and stock warrants in a private placement. At June 30, 2003, $5,550,000 of the subordinated promissory notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

On October 29, 1999, the Company borrowed $2,800,000 under a term loan agreement with Hibernia National Bank. The related note bears interest at 1% over Wall Street Prime Rate. Principal payments of $46,667, plus accrued interest, are due monthly until maturity on October 30, 2004. The loan was secured with the assets and compressor rental agreements of the Company. The term loan was paid in full and terminated as of June 30, 2003 with proceeds from the new bank credit agreement discussed above.

On October 29, 1999, the Company entered into a revolving line of credit agreement with a bank. Under the agreement, as amended and restated November 28, 2001, the Company can borrow the lesser of $8,883,997 or the sum of 80% of the aggregate amount of eligible receivables, plus 50% of the aggregate amount of eligible inventory, plus 85% of the appraised value of compressors fabricated since acquisition of the business on October 29, 1999. The line of credit bears interest at 0.5% over Wall Street Journal Prime Rate. Interest is due monthly with all outstanding borrowings due at maturity on December 27, 2003. The loan was secured with the assets and compressor rental agreements of the Company. The revolving line of credit agreement was paid in full and terminated as of June 30, 2003 with proceeds from the new bank credit agreement discussed above.

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

ITEM 3.    Controls and Procedures

           (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of June 30, 2003 we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

           10.   Material Contracts
                 *10.1  1993 Stock Option Plan
                 *10.2  Form of Stock Option  Agreements  with  Messrs.  Keenan,
                          Killeen, Jarrell and Chaffe with Schedule of Details
                **10.3  Stock Purchase Agreement,  dated as of October 29, 1999, by and between the Company and the Stockholders of Gas Jack, Inc.
               ***10.4  Securities Purchase Agreement,  dated as of December 22,
                          2000, between the Company and each investor party thereto.
               ***10.5  Stock Warrant Agreement,  dated as of December 22, 2000, between the Company and each investor party thereto.
               ***10.6  Subordinated  Promissory  Note, dated December 22, 2000, issued by the Company to each purchaser of the notes.

               ***10.7  Registration Rights Agreement,  dated as of December 22,
                          2000, between the Company and each investor party thereto.
              ****10.8  Credit  Agreement,  dated  June 30,  2003,  by and among
                          Comercia Bank - Texas, the Company and Compressco Field Services, Inc.
              ****31  Certification   Pursuant   to   Section   302  of  the
                        Sarbanes-Oxley Act of 2002
              ****32  Certification   Pursuant   to   Section   906  of  the
                        Sarbanes-Oxley Act of 2002

                 (b) Reports on Form 8-K.

                        No reports were filed in the quarter ended June 30, 2003

---------------------------
   * Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
  ** Filed with Form 8-K (October 29, 1999) and incorporated by reference herein.
 *** Filed with Form 10-KSB (December 31, 2000) and incorporated by reference herein.
****  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2003.



                                           COMPRESSCO, INC.


                                           By:  /S/ BROOKS MIMS TALTON
                                                ------------------------
                                                Brooks Mims Talton
                                                Chief Executive Officer



                                           By:   /S/ GARY MCBRIDE
                                                --------------------------
                                                Gary McBride
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                                                    Exhibit 31


                    Certification of Chief Executive Officer
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated:  August 14, 2003                        /S/ BROOKS MIMS TALTON
                                               -------------------------
                                               Brooks Mims Talton
                                               Chief Executive Officer

                                                                      Exhibit 31


                    Certification of Chief Financial Officer
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated:  August 14, 2003                        /S/ GARY McBride
                                               -------------------------
                                               Gary McBride
                                               Chief Financial Officer

                                                                      Exhibit 32



                                  CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Compressco, Inc. ("Compressco"), that, to his knowledge, the Quarterly Report of Compressco on Form 10-Q for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Compressco. This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q.



Dated: August 14, 2003                         /S/ BROOKS MIMS TALTON
                                               -------------------------
                                               Brooks Mims Talton
                                               Chief Executive Officer


Dated: August 14, 2003                         /S/ GARY McBride
                                               -------------------------
                                               Gary McBride
                                               Chief Financial Officer