Form 10QSB
period 2003-09-30
COMPRESSCO INC
filed 2003-11-14
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

o [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

                                YES / X / NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2003:

                 Common Stock, $1.00 Par Value - 153,235 shares

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

              Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

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

    Item 3.   Defaults Upon Senior Securities

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          September 30,  2003      December 31, 2002
                                                                          ------------------       -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $      754,479          $      317,707
   Accounts receivable, net                                                     4,002,339               2,238,850
   Inventories                                                                  3,040,520               2,028,662
   Prepaid expenses                                                               259,388                 245,359
   Deferred income tax asset                                                       57,570                  57,570
                                                                           --------------          --------------
      Total current assets                                                      8,114,296               4,888,148

PROPERTY AND EQUIPMENT:
   Compressors                                                                 23,928,121              18,617,232
      Less- Accumulated depreciation                                           (4,120,173)             (3,020,925)
                                                                           ---------------         --------------
         Total compressors, net                                                19,807,948              15,596,307
                                                                           --------------          --------------
   Vehicles and Equipment                                                       1,828,628               1,473,982
      Less - Accumulated depreciation                                            (654,446)               (489,090)
                                                                           ---------------         --------------
         Total vehicles and equipment, net                                      1,174,182                 984,892

OTHER ASSETS                                                                      124,929                  60,052
                                                                           --------------          --------------

         Total assets                                                      $   29,221,355          $   21,529,399
                                                                           ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Accounts payable                                                        $    1,685,922          $      523,089
   Accrued liabilities                                                            745,726                 608,119
   Deferred revenues                                                               33,071                 266,239
   Current portion of long-term debt                                                  ---                 560,012
                                                                           --------------          --------------
      Total current liabilities                                                 2,464,719               1,957,459

LONG-TERM DEBT, net of current portion                                         16,708,263              13,077,850

DEFERRED INCOME TAXES                                                           3,006,587               1,709,581
                                                                           --------------          --------------
      Total liabilities                                                        22,179,569              16,744,890
                                                                           --------------           -------------
COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 200,000 shares authorized;
      no shares issued or outstanding                                                 __                     __
   Common stock, $1 par value; 500,000 shares authorized;
      153,235  shares issued and outstanding                                      153,235                 153,235
   Warrants outstanding                                                           100,000                 100,000
   Additional paid-in capital                                                   2,663,715               2,663,715
   Retained earnings                                                            4,124,836               1,867,559
                                                                           --------------          --------------
      Total stockholders' equity                                                7,041,786               4,784,509
                                                                           --------------          --------------

      Total liabilities and stockholders' equity                             $ 29,221,355            $ 21,529,399
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


                                           COMPRESSCO, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                         For the          For the        For the Three     For the Three
                                                       Nine Months      Nine Months      Months Ended      Months Ended
                                                          Ended            Ended         September 30,     September 30,
                                                      September 30,    September 30,         2003              2002
                                                          2003              2002

REVENUES:
   Rental revenue                                      $  12,564,897     $   9,186,888    $   4,726,446     $   3,372,781
   Sales - Compressors and parts                           2,386,333           610,468        1,296,792           296,031
   Service and other                                       1,020,302           753,197          383,360           264,937
                                                       -------------     -------------    -------------     -------------
      Total revenues                                      15,971,532        10,550,553        6,406,598         3,933,749
                                                       -------------     -------------    -------------     -------------

COST OF SALES AND EXPENSES:
   Cost of sales                                           1,467,205           346,282          795,973           173,240
   Operating expenses                                      8,815,534         6,880,165        3,335,880         2,463,866
   Depreciation and amortization expense                   1,390,460         1,186,635          504,076           400,351
                                                      --------------    --------------    -------------     -------------
      Total cost of sales and expenses                    11,673,199         8,413,082        4,635,929         3,037,457
                                                       -------------     -------------    -------------     -------------

OPERATING INCOME                                           4,298,333         2,137,471        1,770,669           896,292

OTHER INCOME (EXPENSE)
   Gain on sale of assets                                     84,405               ---              ---               ---
   Interest expense                                         (828,455)         (961,505)        (267,171)         (323,941)
                                                       --------------    --------------   -------------     -------------
      Total other income (expense)                          (744,050)         (961,505)        (267,171)         (323,941)
                                                       --------------    --------------   -------------     -------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                                       3,554,283         1,175,966        1,503,498           572,351

PROVISION FOR INCOME TAXES                                 1,297,006           470,352          510,444           228,941
                                                       -------------     -------------    -------------     -------------
NET INCOME                                             $   2,257,277     $     705,614    $     993,054     $     343,410
                                                       =============     =============    =============     =============
Earnings per common share:
   Basic                                               $       14.73     $        4.60    $       6.48      $       2.24
                                                       =============     =============    ============      ============
   Diluted                                             $       11.05     $        4.36    $       4.70      $       2.12
                                                       =============     =============    ============      ============

                 The accompanying notes are an integral part of these consolidated financial statements.




                                                          COMPRESSCO, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2003 and 2002
                                                            (Unaudited)
                                                                                             2003                   2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $    2,257,277         $      705,614
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                                     1,390,460              1,186,635
         Amortization of discount on subordinated promissory notes                            25,000                 25,000
         Amortization of deferred financing costs                                             46,461                 28,785
         Provision for bad debts                                                              90,000                 43,000
         Other assets                                                                        (28,445)                 6,067
         Gain on sale of operating equipment and natural gas well                            (84,405)                   ---
         Deferred income tax                                                               1,297,006                470,352
         Changes in current assets and liabilities:
            Accounts receivable                                                           (1,853,489)              (303,789)
            Notes receivable                                                                     ---                 23,662
            Inventories                                                                   (1,011,857)               162,459
            Other current assets                                                             (14,029)               (15,741)
            Accounts payable                                                               1,162,833                (67,480)
            Accrued liabilities                                                              137,610               (247,501)
            Deferred revenues                                                               (233,168)                   ---
                                                                                      ---------------        --------------
               Net cash provided by operating activities                                   3,181,254              2,017,063

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to compressor rental units                                                   (5,372,900)            (1,186,329)
   Additions to vehicles and equipment                                                      (519,772)              (240,379)
   Proceeds from sales of operating equipment                                                189,700                  2,621
                                                                                      --------------         --------------
      Net cash used in investing activities                                               (5,702,972)            (1,424,087)

CASH FLOWS FROM FINANCING ACTIVITES:
   Proceeds from new bank credit agreement                                                11,166,596                    ---
   Payment of bank line of credit                                                         (8,690,795)                   ---
   Payments of term note payable                                                          (1,026,640)              (419,999)
   Proceeds from line of credit                                                           10,249,141              8,860,508
   Principal payments on line of credit                                                   (8,652,900)            (8,859,928)
   Deferred financing costs                                                                  (86,912)                   ---
                                                                                      ---------------        --------------
      Net cash provided by (used in) financing activities                                  2,958,490               (419,419)
                                                                                      --------------         ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    436,772                173,557

CASH AND CASH EQUIVALENTS, Beginning of period                                               317,707                 53,624
                                                                                      --------------         --------------
CASH AND CASH EQUIVALENTS, End of period                                              $      754,479         $      227,181
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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. As of September 30, 2003 the Company had 75 compressors on rental and had sold 20 compressors in Canada.

2.    BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2003 and the consolidated statements of operations and cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

3.     LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2003:

(a) On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes (the "Notes") and stock warrants (see Note 5) to qualified private investors. As of September 30, 2003, $5,550,000 of the Notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The Notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. In March 2003, the Company and the holders of the Notes agreed to amend the Notes to extend the maturity to March 31, 2005, change the interest rate from 13% per annum to 10% effective April 1, 2003 and make the Notes convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of
     (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable quarterly in arrears.

(b) The Company entered into a new credit agreement on June 30, 2003 with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement the Company may borrow up to the lesser of $17,500,000 or the sum of (i) 85% of the aggregate amount of eligible receivables, (ii) 50% of the aggregate amount of eligible inventory, and (iii) the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. The balance outstanding under the line of credit agreement as of September 30, 2003 was $11,166,596. The borrowing under the credit facility bear interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.50% at September 30, 2003) or between 3.0% and 3.25% over LIBOR (4.27% at September 30, 2003) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. As of September 30, 2003, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for at least the next twelve months. In addition, no additional draws are permitted under the credit facility if utilization of the compressor fleet falls below 70%. As of September 30, 2003, the utilization rate of the compressor fleet was 95.7%.

4.   COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. As of September 30, 2003, the Company had taken delivery of 387 engines from the supplier including 140 engines during the first nine months of 2003. The purchase agreement was amended on February 24, 2003 to provide that the Company shall purchase 13 engines per month commencing January 1, 2003 and not less than 156 engines per year until the remaining balance of engines have been purchased. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier.

5.       STOCKHOLDERS' EQUITY

In connection with the offering of the Notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At September 30, 2003 total stock warrants of 46,620 had been issued. The warrants are exercisable upon issue, and expire on March 31, 2005.

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

6.       EARNINGS PER COMMON SHARE

Basic earnings per share is calculated using the weighted average number of shares issued and outstanding during the period. Diluted weighted average shares is calculated using the effect of exercising stock options and stock warrants and the conversion of subordinated promissory notes into common shares. Basic and diluted earnings per common share are calculated as follows:

                                                              2003                                   2002
                                               --------------------------------       --------------------------------
                                                                       Per Share                             Per Share
                                                Net Income     Shares    Amount       Net Income    Shares     Amount
                                                ----------    -------   -------       ---------     ------    --------
Nine Months Ended September 30
------------------------------
Basic:
 Income available to common
   Stockholders                                 $2,257,277    153,235    $14.73       $  705,614      153,235    $4.60
                                                                         ======                                  =====

Diluted:
Effect of stock options and warrants              --------     40,303                    -------        8,625
Effect of conversion of subordinated
   promissory notes                                290,751     37,000                    -------     --------
                                                   -------     ------                    -------     --------
Income available to common
   stockholders plus assumed
   exercises of stock options and
   stock warrants and conversion
   of subordinated promissory notes             $2,548,028    230,538    $ 11.05      $  705,614     161,860     $4.36
                                                ==========    =======    =======      ==========     =======     =====


Three Months Ended September 30
-------------------------------
Basic:
Income available to common
   shareholders                                 $  993,054    153,235    $  6.48      $  343,410      153,235    $2.24
                                                                         =======                                 =====

Diluted:
Effect of stock options and warrants              --------     40,303                   --------        8,625
Effect of conversion of subordinated
   promissory notes                                 91,575     37,000                   --------     --------
                                                    ------     ------                  ---------     --------
Income available to common
   stockholders plus assumed
   exercises of stock options and
   stock warrants and conversion
   of subordinated promissory notes             $1,084,629    230,538    $  4.70      $  343,410     161,860     $2.12
                                                ==========    =======    =======      ==========     =======     =====


7.    STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income per share for the nine and three months ended September 30, 2003 and 2002, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.


                                                            Nine Months Ended           Three Months Ended
                                                               September 30                September 30
                                                           2003             2002         2003         2002

      Net Income, as reported                          $ 2,257,277   $   705,614    $    993,054   $  343,410
           Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related tax effects          (73,688)      (75,743)        (27,200)     (26,428)
                                                            -------      -------         -------       ------

      Pro forma net income                             $ 2,183,589    $  629,871    $    965,854   $  316,982
                                                         =========       =======       =========      =======
      Basic Income per Share:
         As reported                                   $     14.73    $     4.60    $       6.48   $     2.24
         Pro forma                                           14.25          4.11            6.30         2.07
      Diluted Income per Share:
         As reported                                   $     11.05    $     4.36    $       4.70   $     2.12
         Pro forma                                           10.73          3.89            4.59         1.96


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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. As of September 30, 2003 the Company had 75 compressors on rental and had sold 20 compressors in Canada including 46 compressors placed on rental and 18 compressors were sold during the nine months ended September 30, 2003.

The following table sets forth selected consolidated financial information for the year ended December 31, 2002 and as of September 30, 2003 and for the nine months and three months ended September 30, 2003 and 2002 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.


Results of Operations

                      SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                                Nine Months Ended               Three Months Ended
                                                 September 30,                     September 30,
                                              2003             2002             2003             2002
                                              ----             ----             ----             ----
    Operating Revenues..............      $ 15,971,532      $ 10,550,553    $  6,406,598     $  3,933,749
    Cost of Sales and Expenses......        11,673,199         8,413,082       4,635,929        3,037,457
    Operating Income................         4,298,333         2,137,471       1,770,669          896,292
    Net Income......................      $  2,257,277      $    705,614    $    993,054     $    343,410

BALANCE SHEET DATA (AT END OF PERIOD):
                                                   September 30, 2003            December 31, 2002
                                                   ------------------            -----------------
    Cash and Cash Equivalents...............          $     754,479                $      317,707
    Total Assets............................             29,221,355                    21,529,399
    Total Liabilities.......................             22,179,569                    16,744,890
    Stockholders' Equity....................          $   7,041,786                $    4,784,509


The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINEMONTHS ENDED SEPTEMBER 30, 2002

The revenues for the nine months ended September 30, 2003 of $15,971,532 increased by $5,420,979, or 51.4% for the comparable period in 2002. The following table sets forth the components of our revenues for the nine months ended September 30, 2003 and 2002:

                                               2003                 2002
                                               ----                 ----
         Revenue:
            Rental revenue                    $12,564,897       $  9,186,888
            Sale of compressors and parts       2,386,333            610,468
            Service and other                   1,020,302            753,197
                                             ------------      -------------
             Total revenue                    $15,971,532       $ 10,550,553
                                               ===========      ============


The Company had 991 compressors in service as of September 30, 2003 compared to 752 as of September 30, 2002. During the nine months ended September 30, 2003 the compressors in service increased by a net of 230 units, an increase of 30%, compared to an increase of 103 units in the first nine months of 2002. In the nine months ended September 30, 2003 the Company sold 42 compressors compared to 11 compressors sold in first nine months of 2002. The increase in the number of net units set and compressors sold in 2003 was due to our increased domestic sales staff in 2003, increased activity in our Canadian operations, combined with the higher price of natural gas during 2003.

The cost of sales and operating expenses for the 2003 period were $10,282,739, or 64.4% of operating revenues, compared to $7,226,447, or 68.4%, in the 2002 period. Operating expenses for the 2003 period were $8,815,534, or 64.9% of rental and service revenues, compared to $6,880,165, or 69.2% for the 2002 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased number of units and the increase in the number of compressors sold in 2003.

The Company manufactured 236 compressors in the 2003 period compared to 47 in the 2002 period. The increase in the number of compressors manufactured was due to higher demand as a result of our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas in 2003. The Company had 45 compressors off rental as of September 30, 2003 compared to 79 units off rental as of September 30, 2002. The Company is manufacturing new compressors, as needed, for domestic and Canadian operations.

Depreciation and amortization expense increased in the 2003 period to $1,390,460 compared to $1,186,635 for the 2002 period. The increase was due to the increase in the Company's compressor fleet in 2003 to 1,036 units from 831 units as of September 30, 2002.

Interest expense for the 2003 period was $828,455 compared to $961,505 for the 2002 period. The decrease was due to lower interest rates in 2003 compared to 2002. Provision for income taxes for the 2003 period was $1,297,006 (36.5% effective rate) compared to $470,352 (40% effective rate) for 2002. The decrease in the effective income tax rate in 2003 was primarily due to utilizing the Canadian income tax loss carry forward from 2002 to offset Canadian income generated in 2003.

Net income was $2,257,277 for the 2003 period compared to $705,614 for the 2002 period. The increase in net income was primarily due to the growth in the Company's compressor rental fleet and increase in the number of compressors sold in 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

The  revenues  for the three  months  ended  September  30,  2003 of  $6,406,598 increased by $2,472,849, or 62.9% for the comparable period in 2002. The following table sets forth the components of our revenues for the three months ended September 30, 2003 and 2002:


                                                 2003              2002
                                                 ----              ----
         Revenue:
            Rental revenue                    $4,726,446      $3,372,781
            Sale of compressors and parts      1,296,792         296,031
            Service and other                    383,360         264,937
                                            ------------    ------------
               Total revenue                  $6,406,598      $3,933,749
                                              ==========      ==========

The Company had 991 compressors in service as of September 30, 2003 compared to 752 as of September 30, 2002. During the three months ended September 30, 2003 the compressors in service increased by a net of 99 units compared to an increase of 49 units in the same period in 2002. In the three months ended September 30, 2003, the Company sold 25 compressors compared to 5 compressors sold in the 2002 period. The increase in the number of net units set and compressors sold in 2003 was due to our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas during 2003.

The cost of sales and operating expenses for the 2003 period were $4,131,853, or 64.4% of operating revenues, compared to $2,637,106, or 67.0%, in the 2002 period. Operating expenses for the 2003 period were $3,335,880 or 65.3% of rental and service revenues, compared to $2,463,866, or 67.7% for the 2002 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates with lower increases in operating expenses to support the increased number of units and the increase in the number of compressors sold in 2003.

The Company manufactured 109compressors in the 2003 period compared to 39 in the 2002 period. The increase in the number of compressors manufactured was due to higher demand as a result of our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas in 2003. The Company had 45 compressors off rental as of September 30, 2003 compared to 79 units off rental as of September 30, 2002. The Company is manufacturing new compressors, as needed, for domestic and Canadian operations.

Depreciation and amortization expense increased in the 2003 period to $504,076 compared to $400,351 for the 2002 period. The increase was due to the increase in the Company's compressor fleet in 2003 to 1,036 units from 831 units at September 30, 2002.

Interest expense for the 2003 period was $267,171 compared to $323,941 for the 2002 period. The decrease was due to lower interest rates in 2003 compared to 2002.

Provision for income taxes for the 2003 period was $510,444 (34% effective rate) compared to $228,941 (40% effective rate) for 2002. The decrease in the effective income tax rate in 2003 was primarily due to utilizing the Canadian income tax loss carry forward from 2002 to offset Canadian income generated in 2003.

Net income was $993,054 for the 2003 period compared to $343,410 for the 2002 period. The increase in net income was primarily due to the growth in the Company's compressor rental fleet and increase in the number of compressors sold in 2003.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003, the Company entered into a credit agreement with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement the Company may borrow up to the lesser of $17,500,000 or the sum of (i) 85% of the aggregate amount of eligible receivables, (ii) 50% of the aggregate amount of eligible inventory, and (iii) the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. The balance outstanding under the line of credit agreement as of September 30, 2003 was $11,166,596. The borrowings under the credit facility bear interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.50% at September 30, 2003) or between 3.0% and 3.25% over LIBOR (4.27% at September 30, 2003) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. As of September 30, 2003, the Company was in compliance with its loan covenant ratios. Management believes that the Company will be in compliance with the covenants under the credit facility for at least the next twelve months. In addition, no additional draws are permitted under the credit facility if utilization of the compressor fleet falls below 70%. As of September 30, 2003 the utilization rate of the compressor fleet was 95.7%.

In December 2000 and January 2001, the Company offered its 13% subordinated promissory notes (the "Notes") and stock warrants in a private placement. As of September 30, 2003, $5,550,000 of the Notes were issued. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. In March 2003 the Company and the holders of the Notes agreed to amend the Notes to extend the maturity to March 31, 2005, change the interest rate from 13% per annum to 10% effective April 1, 2003 and make convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable quarterly in arrears.

In March 2000, the Company issued 70,002 shares of its common stock through a private placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

The Company believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund the
Company's requirements for current operations through 2003. However, in connection with any expansion of operations or acquisition activities, it is likely that the Company will need additional sources of debt or equity financing. The Company cannot provide assurance that these funds will be available, or if available will be available on satisfactory terms.


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

ITEM 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of September 30, 2003 we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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


                                    PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities and Use of Proceeds
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              A special meeting of the shareholders was held on July 16, 2003 to vote on a proposal to amend and restate our certificate of incorporation to increase the number of authorized shares of the Company's common stock, par value $1.00 per share, from 200,000 shares to 500,000 shares and increase the number of authorized shares of the Company's preferred stock, par value $1.00 per share, from 50,000 shares to 200,000, which amendment has been proposed by the Board of Directors of the Company.

              The above proposal was approved by a vote of 111,363 shares for the proposal and 575 shares against the proposal and 75 shares abstaining.

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

              (b) Reports on Form 8-K.
                   No reports were filed in the quarter ended September 30, 2003
---------------------------
* Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.
**     Filed with Form 8-K  (October  29,  1999) and  incorporated  by reference herein.
*** Filed with Form 10-KSB (December 31, 2000) and incorporated by reference herein.
****   Filed herewith.



                                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.

                                          COMPRESSCO, INC.

                                          By:   /S/ BROOKS MIMS TALTON
                                                --------------------------------
                                                Brooks Mims Talton
                                                Chief Executive Officer

                                          By:   /S/ GARY MCBRIDE
                                                --------------------------------
                                                Gary McBride
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

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

Dated:  November 14, 2003                          /S/ BROOKS MIMS TALTON
                                                   -----------------------------
                                                   Brooks Mims Talton
                                                   Chief Executive Officer

                                                                      Exhibit 32
                    Certification of Chief Financial Officer
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


Dated:  November 14, 2003                       /S/ GARY McBride
                                               ---------------------------------
                                                Gary McBride
                                                Chief Financial Officer

                    Certification of Chief Executive Officer
         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-QSB (the "form") for the quarter ended September 30, 2003 of Compressco, Inc. (the "Issuer").

I, Brooks Mims Talton, the Chief Executive Officer of Issuer certify that to the best of my knowledge:

         (i) the Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  November 14, 2003



         By:  /S/ BROOKS MIMS TALTON
              -----------------------
              Chief Executive Officer


Subscribed and sworn to before me
this 14th day of November 2003.


/S/ Jodi Thompson
--------------------
Name:  Jodi Thompson
Title: Notary Public

My commission expires:
   April 23, 2005

                    Certification of Chief Financial Officer
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-QSB (the "form") for the quarter ended September 30, 2003 of Compressco, Inc. (the "Issuer").

I, Gary McBride, the Chief Financial Officer of Issuer certify that to the best of my knowledge:

         (i) the Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

         (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  November 14, 2003



         By:  /S/ GARY MCBRIDE
              ------------------
              Chief Financial Officer


Subscribed and sworn to before me
this 14th day of November 2003.


/S/ Jodi Thompson
--------------------
Name:  Jodi Thompson
Title: Notary Public

My commission expires:
   April 23, 2005