Form 10KSB
period 2003-12-31
COMPRESSCO INC
filed 2004-02-18
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission file number: 33-61888-FW

                                COMPRESSCO, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                           72-1235449
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

  1313 SE 25th Street, OKLAHOMA CITY, OKLAHOMA                      73129
   (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:                                      (405) 677-0221

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

     State issuer's  revenues for its most recent fiscal year:  $22,755,688

     Theaggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was $16,700,875

     The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2003:

     Common Stock, $1.00 Par Value - 153,235 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB") contains certain forward-looking statements and information relating to Compressco, Inc. (the "Company") and its subsidiaries, our industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to management. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

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

ITEM 1.     DESCRIPTION OF BUSINESS.

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

     In January 2000 the Company established a wholly owned energy production subsidiary, Providence Natural Gas, Inc., to acquire certain pressure depleted reservoirs, having key reservoir characteristics known to be receptive to well-head compression. We were not successful in this endeavor and management has elected to sell the acquired natural gas well in January 2003 and cease operations.

     In October 2001, we established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001, we hired a Canadian representative, opened an office and began to service the Canadian market. At December 31, 2003, our Canadian operations had 97 compressors on rental and have sold 28 compressors since inception. At December 31, 2003, our Canadian operations had 2 compressors off rental and 15 compressors in transit to Canada to be placed on rental in early 2004.

COMPANY OVERVIEW AND STRATEGY

OVERVIEW

     We are a unique leading provider of natural gas and oil well production enhancement strategies. These enhancement strategies principally involve reducing bottom hole pressures, removing well bore liquids, and overcoming high delivery pressures in older mature fields. Our Sales Engineers, Senior Gas Production Specialists and Service Representatives, in conjunction with our patented Gas Jack(R) compressor/production unit fleet, provide well operators with the ability to increase daily produced volumes and proven producing reserves. As part of our operations, we also design and fabricate low-pressure natural gas compressors, which include our patented designs.

     Central to our marketing and expansion efforts is our emphasis on geologic research and well data analysis. By focusing on geologic basins with reservoir characteristics known to be conducive to our technology, we can greatly improve our success rates. Furthermore, with the data available publicly at various regional geologic libraries, we are able to identify candidate wells that our customers operate for testing. By doing so we are able to differentiate ourselves from others in the industry by showing up with specific solutions and ideas to make our customers more money.

     Through our principal operating subsidiary, Compressco Field Services, we have been involved in the natural gas and oil services industry since 1990, and have improved our products and services since that time. We offer for rental or sale four models of Gas Jack(R) brand compressors/productions units, which we believe are superior to our competitors' compressors because they are more fuel efficient and more reliably handle variable liquid conditions in the wellbore. In addition, the Gas Jack(R) unit includes compression, liquid separation and optional gas metering all on one economic compact skid. Our Gas Jack(R) units utilize patented designs that allow operators to increase production and to extend the productive lives of low-volume or marginal gas and oil wells. In addition, with our E-Pumper(TM) product, a remote operation monitoring and alarm system, our customers are able to better monitor their wells, thereby reducing costly down time. Through Compressco Testing we provide natural gas measurement products, services and natural gas well monitoring.

     In connection with the acquisition of our principal operating subsidiary by a new investor group in October 1999, we installed a new management team, and placed a new emphasis on leveraging our proprietary technology to aggressively grow our business. As of December 31, 2003, we had 1,079 compressors in service, which represented an increase of approximately 42% over the past year. Total revenues for the year ended December 31, 2003 were $22.8 million compared to $14.9 million for the year ended December 31, 2002, an increase of $7.9 million or 53%. For the year ended December 31, 2003, our revenue related to compressor rentals was $17.9 million compared to $12.7 million for the year ended December 31, 2002, an increase of $5.2 million, or 41%. The revenue from the sale of compressor units increased in 2003 to $3,054,101 from $952,094 due to selling 58 units in 2003 compared to 24 units in 2002. The increase in the number of net units placed on rental and compressors sold in 2003 was due to our increased domestic sales staff in 2003, increased activity in our Canadian operations, combined with the higher price of natural gas during 2003, which increased demand for our products and services.

     We service our rental compressor fleet as well as provide maintenance services through our 50 mobile field technicians. Currently, all of our technicians are based in the mid-continent hydrocarbon producing regions of the United States and western Canada. These are the areas in which the majority of our customers operate. As a result, we are able to provide quality maintenance service without the expense of maintaining many costly service centers.

INDUSTRY CONDITIONS

     As natural gas fields age, they lose pressure, thereby requiring new production enhancement technologies to produce the remaining reserves at economic volumes.

     The demand for our production enhancement service is linked to the prices of natural gas, although we are not as affected by commodity pricing as, for example, a drilling rig contractor. As a result, our financial performance historically has been less affected by the short-term market cycles and volatile commodity prices of oil and natural gas than some companies operating in other sectors of the energy industry. Demand for our services has increased over time, even during periods of volatile natural gas prices. We believe the natural gas compression and production enhancement service industry will continue to have significant growth potential, especially as it relates to marginal wells, due to the following factors:

     o The number of new gas wells drilled in the United States has been on a downward trend for the past several years;

     o Many existing, mature gas fields in the United States are experiencing a more rapid loss of pressure than older fields and are requiring production enhancement at earlier stages to maintain production levels;

     o High activity can not overcome geologic reality-reduced supply from older basins;

     o Natural gas consumption is increasing in the United States at an average rate of approximately 2.0% to 2.5% per year and internationally at an average rate of approximately 3.0% to 4.0% per year; and

     o Natural gas producers are increasingly outsourcing production enhancement services to reduce overall cost, improve performance, reduce capital requirements and better meet changing compression needs.

     We believe that we are well positioned to participate in the future growth in this industry as we are one of the few compression service providers with fuel-efficient compressors that are designed to maximize and extend the reserve life of marginal wells.

OUR GROWTH STRATEGY

     Our growth strategy is to continue to focus on meeting the evolving needs and demands of our customers by providing consistent, superior services and dependable, high quality products. We will continue to serve existing customers and increase market share of our core service area located in the mid-continent hydrocarbon producing regions of the United States and western Canada. The key elements of our strategy are described below:

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

OPERATIONS

     Compressor Fleet

     Since inception in 1990 we have manufactured a total of 1,469 compressors, including 383 units in the year ended December 31, 2003. As of the end of 2003, we had a compressor fleet of 1,166 units; of these units, 1,079 are currently on rent. Our rental agreements are primarily on a month to month basis. These units, as well as certain sold units, are maintained by our company personnel. Since inception in 1990, an aggregate of 313 units has been sold to customers in the United States, Canada, Holland, Indonesia and Argentina.

     The Gas Jack(R) compressor utilizes an integral design as the frame for the compressor. A Ford industrial 460 cubic inch V-8 is modified so that one bank of four cylinders uses natural gas from the well to power the other bank of four cylinders that provide compression. This configuration is capable of handling suction pressures from vacuum conditions of up to 12 inches vacuum and discharge pressures of up to 350 PSIG. This configuration allows the Company to provide a moderately priced, reliable well head compressor that is easy to maintain and does not require special parts, tools, fluids or training to operate. The design also allows for a compact unit that is easily transported and requires minimal site preparation, which assists the producer in testing and evaluating subject properties.


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

EMPLOYEES

     As of December 31, 2003 we had a total of 109 employees. None of our employees are subject to a collective bargaining agreement.

CUSTOMERS AND SUPPLIERS

     As of December 31, 2003, we had approximately 385 customers. During the year ended December 31, 2003, we did not have sales to any one customer comprising more than 10% of our total revenues. As of December 31, 2003, we had one customer, Chesapeake Operating Inc., which amounted to approximately 15% of our total accounts receivable balance.

     We  purchase  a  substantial   portion  of  its  equipment,   specifically,
compressor engines and related items, from one supplier, Ford Motor Company.

ITEM 2.   DESCRIPTION OF PROPERTY.

     We lease approximately 20,000 square feet of space, located on approximately three acres, that is used for administrative offices, fabrication facilities, warehouse and outside storage space in Oklahoma City, Oklahoma pursuant to a lease agreement expiring on August 31, 2004. We have an option to purchase the facility for $550,000 in August 2004.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal period ended December 31, 2003.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is not and has not been traded on a stock exchange or national quotation system. As of December 31, 2003, there were 332 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future. In addition, our ability to pay dividends is restricted by our existing bank credit facility.

     In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

     In December 2000 and January 2001, we completed an offering of our subordinated promissory notes and warrants to purchase our common stock through a private placement. As of December 31, 2003, $5,550,000 of the subordinated promissory notes were issued. These notes are subordinated, unsecured obligations of ours and rank junior to all of our existing and future senior indebtedness. The notes are convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The notes mature on the earlier of (1) the consummation of an underwritten public offering of our capital stock or (2) March 31, 2005. We may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest was payable at 13% per annum, 10% per annum effective from April 1, 2003, and is payable quarterly in arrears. Each purchaser of the notes also received warrants to purchase shares of our common stock at a purchase price of $120 per share. Each $1,000 of issued principal amount of notes received warrants to purchase 8.4 shares of common stock, or a total of 46,620 shares. Of the total proceeds received, $100,000 was allocated to the stock warrants.

     The offerings described above were completed in private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

               SELECTED CONSOLIDATED FINANCIAL DATA FOR COMPRESSCO

                                                                     Year Ended                   Year Ended
                                                                  December 31, 2003           December 31, 2002
                                                                ------------------------    ------------------------

STATEMENT OF OPERATIONS DATA:
Operating Revenues..........................................       $   22,755,688              $     14,921,504
Cost of Sales and Expenses..................................           16,389,361                    11,471,968
Operating Income............................................            6,366,327                     3,449,536
Net Income..................................................            3,316,024                     1,217,339

BALANCE SHEET DATA (AT END OF PERIOD):
Cash........................................................       $      388,030              $        317,707
Total Assets................................................           32,721,610                    21,529,399
Total Liabilities...........................................           24,541,240                    16,744,890
Stockholders' Equity........................................            8,180,370                     4,784,509

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Total revenues for the year ended December 31, 2003 were $22,755,688 compared to $14,921,504 for the year ended December 31, 2002, an increase of $7,834,184 or 53%. The increase was due primarily to increased rental revenue, which increased in 2003 to $17,914,457 from $12,674,142 in 2002, an increase of $5,240,315 or 41%. The increase in rental revenue was due to the compressor units on rental increasing 42% from 761 at December 31, 2002 to 1,079 units at December 31, 2003 combined with a full years of rental revenue from the 103 units placed on rental during 2002. The revenue from the sale of compressor units increased in 2003 to $3,054,101 from $952,094 due to selling 57 units in 2003 compared to 24 units in 2002. The increase in the number of net units placed on rental and compressors sold in 2003 was due to our increased domestic sales staff in 2003, increased activity in our Canadian operations, combined with the higher price of natural gas during 2003, which increased demand.

     The total cost of sales and operating expenses for the year ended December 31, 2003 were $14,425,333, or 63.4% of total revenues, compared to $9,871,293, or 66.2%, for the year ended December 31, 2002. Operating expenses for the year ended December 31, 2003 were $12,377,657or 63.9% of rental and service revenues compared to $ 9,165,496, or 67.1% for the year ended December 31, 2002. The decrease in cost of sales and operating expenses as a percentage of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates, with lower increases in operating expenses to support the increased number of units in service and the increase in the number of compressors sold in 2003.

     We manufactured 383 compressors in the year ended December 31, 2003 compared to 70 in the year ended December 31, 2002. The increase in the number of compressors manufactured was due to higher demand as a result of our increased domestic sales staff in 2003, increased activity in our Canadian operation, combined with the higher price of natural gas in 2003. We had 87 compressors off rental as of December 31, 2003 compared to 80 units off rental at December 31, 2002. We manufacture new compressors, as needed, to meet the needs of our domestic and Canadian operations.

     Depreciation and amortization expense increased to $1,964,028 for the year ended December 31, 2003 compared to $1,600,675 for the year ended December 31, 2002. The increase was due to the increase in our compressor fleet in 2003 from 841 units at December 31, 2002 to 1,166 units at December 31, 2003 combined with a full years of depreciation expense revenue from the 41 units added to our compressor fleet during 2002.

     Operating income for the year ended December 31, 2003 was $6,366,327 compared to $3,449,536 for the year ended December 31, 2002. Operating income for the year ended December 31, 2003 was 28.0% of total revenue for the year ended December 31, 2003 compared to 23.1% for the year ended December 31, 2002. The increase in operating income as a percentage of revenues in 2003 was due to the growth in rental revenue in 2003, resulting from increasing the rental units in service and increased rental rates, with lower increases in operating expenses to support the increased number of units in service and the increase in the number of compressors sold in 2003.

     For the year ended December 31, 2003, interest expense was $1,106,859 compared to $1,268,413 of interest expense for the year ended December 31, 2002. The decrease in 2003 interest expense was due to lower interest rates in 2003 compared to 2002.

     Provision for income taxes for the year ended December 31, 2003 was $2,027,849 (38% effective rate) compared to $963,784 (44% effective rate) for 2002. The decrease in the effective income tax rate in 2003 was primarily due to utilizing the Canadian income tax loss carry forward from 2002 to offset a portion of Canadian income generated in 2003.

     As a result of the factors described above, 2003 net income was $3,316,024 compared to net income of $1,217,339 for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     The use of estimates is necessary in the preparation of our financial statements. The circumstances that make these judgments difficult, subjective and complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The use of estimates and assumptions affects the reported amounts of assets and liabilities at the date of the financial  statements,  as  well  as,  the  amounts  of  revenues  and  expenses recognized during the reporting period. The most significant estimates and assumptions that affect reported results are those related to the depreciation of our compressor fleet and the capitalization of fabrication shop costs related to the building of compressors. Changes in the lives or salvage value of the compressors would impact our calculation of depreciation expense. The capitalization of fabrication shop costs is based on the ratio of time spent on fabricating compressors and will vary with the level of production. Management believes it is necessary to understand the Company's significant accounting policies, "Item 7, Financial Statements and Supplementary Data--Note 2 - Summary of Significant Accounting Policies" of this Form 10-KSB, in order to understand our financial condition, changes in financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we entered into a credit agreement with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement we may borrow up to the lesser of $17,500,000 or the sum of (i) 85% of the aggregate amount of eligible receivables, (ii) 50% of the aggregate amount of eligible inventory, and (iii) the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. As of December 31, 2003, the utilization rate of the compressor fleet was 92.5%. The balance outstanding under the line of credit agreement as of December 31, 2003 was $12,366,596. The borrowings under the credit facility bear interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.25% at December 31, 2003) or between 3.0% and 3.25% over LIBOR (4.15% at December 31, 2003) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with our assets and compressor rental agreements. Our credit facility imposes a number of financial and restrictive covenants that among things, limit our ability to incur additional indebtedness, create liens and pay dividends. As of December 31, 2003, we were in compliance with its loan covenant ratios. Management believes that we will be in compliance with the covenants under the credit facility at least through 2004.

     In December 2000 and January 2001, we completed an offering of subordinated promissory notes and stock warrants to qualified private investors. At December 31, 2002, $5,550,000 of the subordinated promissory notes were issued. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity date from December 31, 2002 to March 31, 2005, change the interest from 13% to 10% effective April 1, 2003 and make the notes convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears. Of the total proceeds received, $100,000 was allocated to the stock warrants.

     In March 2000, we issued 70,002 shares of our common stock through a private placement for $30.00 per share or total proceeds of $2.1 million. The equity proceeds were used in part to repay borrowings under our credit facility and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

     Management believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund our requirements for current operations through 2004. However, in connection with any expansion of operations or acquisition activities, it is likely that we will need additional sources of debt or equity financing. Our projected capital expenditures for 2004, based on current market conditions, are approximately $13 million. We cannot provide assurance that these funds will be available or if available will be available on satisfactory terms.

RISK FACTORS

     As described in "Part I. Special Note Regarding Forward-Looking Statements," this Report contains forward-looking statements regarding our business and industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be materially negatively impacted. Additional risks not presently known to us or which we currently consider immaterial may also negatively impact us.

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

     We anticipate that we will continue to make substantial capital investments to increase expand our compressor rental fleet and enhance our sales and marketing and service operations. For the year ended December 31, 2003, our capital expenditures totaled approximately $9 million, primarily associated with the expansion of our compressor rental fleet. Historically, we have financed these expenditures through equity placements and bank facilities. These significant capital expenditures require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial investments to improve their rental fleets and other services, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our growth.

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

     We routinely deal with natural gas, oil and other petroleum products. As a result of our engineered products and overhaul and field operations, we generate, manage and dispose of or otherwise recycle hazardous wastes and substances, such as solvents, thinner, waste paint, waste oil and sandblast material. Although it is our policy to utilize generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hydrocarbons or other wastes may have been disposed or released on, under or from properties owned, leased, or operated by us or on or under other locations where such wastes have been taken for disposal. These properties and the wastes disposed on them may be subject to investigatory, remedial and monitoring requirements under federal, state and local environmental laws.

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

     All models of Gas Jack(R) compressors that we fabricate are powered by a Ford 460 cubic inch V-8 engine. Ford has discontinued the production of this engine model. As a result, we have implemented a strategy of purchasing remanufactured Ford 460 engines. Although we have not yet experienced a significant delay in receiving the requisite engines, a prolonged delay or substantial increase in the cost of new or remanufactured Ford 460 engines could materially adversely affect our results of operations.

     In addition, all of our compressor models share many components that we obtain from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have at least a temporary material adverse effect on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a material adverse effect on our results of operations.

We are highly leveraged and vulnerable to interest rate changes.

     As of December 31, 2003, we had approximately $17.9 million in outstanding indebtedness, including the current portion of long-term debt, representing approximately 68% of our total capitalization. Of this amount, approximately $12.4 million bears interest at floating rates. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt, which may affect our ability to capital expenditures.

Our patents may not be adequate or enforceable and others may use our proprietary technology.

     We have applied for and have received four patents related to the fully integrated engine design that we use in our Gas Jack(R) compressors. It is our understanding that our patents are narrowly drafted. We can offer no assurances, however, that these patents will be enforceable. In addition, we know of one fabricator using a design, for which he also obtained a patent that is similar to our patented design. If the protection of our intellectual property proves to be inadequate, others may use our proprietary developments without compensating us and in competition against us, giving cost advantages to our competitors.

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

ITEM 7.   FINANCIAL STATEMENTS.

     The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                                                             YEAR              OFFICE WITH
                  NAME                         AGE          ELECTED              COMPANY
               ----------                    -------     -------------      ------------------

Burt H. Keenan                                 64            1993            Chairman of the Board
Brooks Mims Talton, III                        37            1999            Chief Executive Officer and Director
Kenneth R. Reagan                              69            2001            Chief Operating Officer
Gary McBride                                   51            2000            Chief Financial Officer
Jerry W. Jarrell                               62            2000            Director and Secretary
D. B. H. Chaffe III                            70            1993            Director
Jack Rettig                                    50            1999            Director
J. Michael Drennen                             51            2000            Director



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

     Kenneth R. Reagan was employed in February 2001 as Chief Operating Officer. Mr. Reagan was with Weatherford Compression Company from 1988 to 1998 serving as Senior Area Sales Manager in Oklahoma City in 1997 and 1998; as Vice President of Sales and Marketing in Houston and Oklahoma City from 1991 to 1996; and as Vice President of Service in Corpus Christi from 1988 to 1990. He worked with Waukesha-Pierce Industries, Inc. from 1960 to 1988 including service as Vice President of Operations - Engine Division from 1984 to 1988 and Vice President of Marketing from 1981 to 1984. Mr. Reagan received a bachelor's degree in geology from the University of Oklahoma in 1958.

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

     Jerry W. Jarrell served as our Chief Financial Officer since inception in February 1993 through December 2000. Effective January 1, 2001, Mr. Jarrell resigned as Chief Financial Officer and was replaced by Gary McBride. Mr. Jarrell continues to serve as a director and secretary of the Company. From May 1998 to September 2000, he was a non-executive Director of Independent Energy Holdings PLC. From April 1991 to May 1998, Mr. Jarrell was an Executive Director and Chief Financial Officer of Independent Energy. In September 2000, Independent Energy became the subject of a receivership proceeding under U.K. law. He served as Chief Financial Officer for the Woodson Companies, an oil field construction company, from 1977 to 1990. From 1971 to 1977, he was Secretary-Controller for Offshore Logistics. From 1966 to 1971, he was a Certified Public Accountant with Arthur Andersen and Company, and holds a B. S. degree in accounting from Louisiana Tech University.

     D.B.H. Chaffe III has been President and CEO of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1982. From 1981 to 1985, Mr. Chaffe was President, CEO and Treasurer of Becker & Associates, Inc., a marine contracting firm, following a leveraged buy-out by Mr. Chaffe and two other individuals. From 1969 to 1981, he was Executive Vice President and Director and head of corporate finance at Howard, Weil, Labouisse, Friedrichs, Inc., Prior to 1969, Mr. Chaffe was a registered representative and principal of investment banking firms. He has served on advisory committees and has been a member of National Securities Associations and stock exchanges. Mr. Chaffe received a bachelor's degree in engineering from Tulane University.

          Jack Rettig was President of Moores Wireline, an oilfield service company, from 1993 to 1998 and currently is an independent consultant. During 1978 to 1993 he worked with various exploration and production companies including Exxon, Tee Operating, Pacific Enterprises and Walter International. He graduated from Louisiana State University in 1978 with a BS in mechanical engineering and is a registered professional engineer.

     J. Michael Drennen is currently a Vice President with Crawley Petroleum Corporation, an independent oil and gas producer in Oklahoma City, Oklahoma. He was with Devon Energy from 1976 to 2001. During this time he had held the positions of Manager of Corporate Acquisitions Engineering, Manager of Reservoir and Acquisitions Engineering, Manager of Production and District Engineer. Mr. Drennen is a registered petroleum engineer and graduated from the University of Oklahoma in 1974 with BS in petroleum engineering.

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

ITEM 10.  EXECUTIVE COMPENSATION.

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

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the named executive officers for the years ended December 31, 2003 and 2002. The remuneration described in the table includes the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.



                                                       ANNUAL                 LONG-TERM
                                                    COMPENSATION            COMPENSATION
                                                   ----------------          SECURITIES
                                                                        ------------------------
                                                                              UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION                      SALARY       BONUS             OPTIONS              COMPENSATION
--------------------------------------------- ------------  ----------- ----------------------   -----------------------

Year ended December 31, 2003:
Burt H. Keenan, Chairman of the Board              --             --              --                     $6,168
Brooks Mims Talton, CEO                         $100,000       $114,822           --                      8,673
Kenneth R. Reagan, COO                            82,000         83,231           --                      7,066
Gary McBride, CFO                                 93,000         65,005           --                      8,937

Year ended December 31, 2002:
Burt H. Keenan, Chairman of the Board              --             --              --                       --
Brooks Mims Talton, CEO                          $86,154        $50,000           --                     $7,636
Kenneth R. Reagan, COO                           $77,881        $19,000           --                     $6,068
Gary McBride, CFO                                $93,000        $18,000           --                     $8,407


OPTION GRANTS

     No options were granted to the named executive officers during the year ended December 31, 2003.

2003 OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the value realized upon exercise of options during 2003 and the number and value of unexercised options held by the named executive officers at December 31, 2003. The value of the unexercised in-the-money options is based on the fair market value of our common stock as of December 31, 2003, determined by the board of directors to be $157.00 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. The fair market value of our common stock was determined based on the results of the year ending December 31, 2003 and using industry wide multiplies of earnings per share and earnings before interest, taxes, depreciation and amortization expenses and a total of 48% discount for the lack of control and marketability of the common stock at this time.



                         SHARES                                                           VALUE OF UNEXERCISED IN-
                         ACQUIRED                           NUMBER OF UNEXERCISED           THE-MONEY OPTIONS AT
                           ON              VALUE        OPTIONS AT DECEMBER 31, 2003         DECEMBER 31, 2003
NAME                     EXERCISE        REALIZED        EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
-----------------        ----------   -------------     -------------  --------------    ------------    --------------

Burt H.Keenan.......        --             --              6,500           --              $900,500           --
Brooks Mims Talton.         --             --               --             --                --               --
Kenneth R.  Reagan...       --             --               --            3,000              --            $381,000
Gary  McBride.........      --             --             3,000           --               $381,000           --



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of December 31, 2003, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.




                                                                       NUMBER OF SHARES OF
                                                                          COMMON STOCK
                              NAME                                     BENEFICIALLY OWNED                PERCENT
                           ----------                             ---------------------------          -------------

5% Stockholders:
John E. Koerner (1)                                                           17,533                     10.9%
James Reiss, Jr. (2)                                                          14,200                      8.6%
Antony F. Lundy (3)                                                           13,606                      8.8%

Officers and Directors:
Burt H. Keenan (4)                                                            20,470                     12.3%
Brooks Mims Talton                                                            25,833                     16.9%
Kenneth Reagan                                                                    --                        --
Gary McBride (5)                                                               3,000                      1.9%
Jerry W. Jarrell (6)                                                           9,132                      5.7%
D. B. H. Chaffe III (7)                                                        6,320                      4.1%
Jack Rettig (8)                                                               11,172                      7.1%
Michael Drennen (9)                                                            2,000                      1.3%
All officers and directors as a group (8 persons) (10)                        77,927                     42.3%

(1)       Includes  4,200 shares  issuable  upon  exercise of stock  warrants  and 3,333  shares  issuable  upon the  conversion  of subordinated promissory notes held by Koerner Capital Corporation.
(2)       Includes  4,200 shares  issuable  upon  exercise of stock  warrants  and 3,333  shares  issuable  upon the  conversion  of subordinated promissory notes held by Mr. Reiss.
(3)       Includes  2,940 shares  issuable  upon  exercise of stock  warrants  and 2,333  shares  issuable  upon the  conversion  of subordinated promissory notes held by Mr. Lundy.
(4)       Includes 6,300 shares  issuable upon exercise of stock  warrants and 6,500 shares  issuable upon exercise of stock options held by Mr. Keenan.
(5)       Includes 3,000 shares issuable upon exercise of stock options held by Mr. McBride.
(6)       Includes 840 shares  issuable upon exercise of stock  warrants,  667 shares  issuable upon the conversion of  subordinated promissory notes and 5,500 shares issuable upon exercise of stock options held by Mr. Jarrell.
(7)       Includes 2,000 shares issuable upon exercise of stock options held by Mr. Chaffe.
(8)       Includes 1,260 shares issuable upon exercise of stock warrants,  1,000 shares issuable upon the conversion of subordinated promissory notes and 2,000 shares issuable upon exercise of stock options held by Mr. Rettig.
(9)       Includes 2,000 shares issuable upon exercise of stock options held by Mr. Drennen.
(10)      Includes 8,400 shares issuable upon exercise of stock warrants,  1,667 shares issuable upon the conversion of subordinated promissory  notes and 21,000  shares  issuable upon  exercise of stock  options held by the named  executive  officers and directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Consulting Agreement

     The Company has an oral agreement with Burt H. Keenan, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 2003, provides for $2,000 compensation per month and expires in December 2004. The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, currently provides for $2,000 compensation per month and expires in October 2004.

STOCK OPTION PLAN

     The Company, by resolution of its Board of Directors and stockholders, adopted a 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

     In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 33,750 shares are issuable under options granted to officers, directors and key employees at December 31, 2003. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

              ***10.4    Securities Purchase Agreement, dated as of December
                           22, 2000, between the Company and each investor
                           party thereto
              ***10.5    Stock Warrant Agreement, dated as of December 22, 2000,
                           between the Company and each investor party thereto
              ***10.6    Subordinated Promissory Note, dated December 22, 2000,
                           issued by the Company to each purchaser of the notes
              ***10.7    Registration Rights Agreement, dated as of December 22,
                           2000, between the Company and each investor party thereto
             ****10.8    Credit Agreement, dated June 30, 2003, by and among
                           Comerica Bank - Texas, the Company and Compressco Field Services, Inc.
                  +31     Certification Pursuant to Section 302 of the Sarbanes-
                           Oxley Act of 2002
                  +32     Certification Pursuant to Section 906 of the Sarbanes-
                           Oxley Act of 2002
------------------

     +Filed herewith.
     *Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and
        incorporated by reference herein.
    **Filed with Current Report on Form 8-K (October 29, 1999) and incorporated by reference herein.
   ***Filed with Annual Report on 10-KSB for the year ended December 31, 2000 and incorporated by reference herein. ****Filed with Quarterly Report on 10-QSB for the quarter ended June 30, 2003 and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Ernst & Young LLP's aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2003 fiscal year and the review of the financial statements included in our Forms 10-QSB for the 2003 fiscal year were $60,000. The engagement of Ernst & Young LLP for the 2003 fiscal year and the scope of audit-related services, including the audit and reviews described above were pre-approved by our audit committee.

     Ernst & Young LLP's aggregate fees billed for professional services rendered for the audit of our annual financial statements for the 2002 fiscal year and the review of the financial statements included in our Forms 10-QSB for the 2002 fiscal year were $43,000. The engagement of Ernst & Young LLP for the 2002 fiscal year and the scope of audit-related services, including the audit and reviews described above were pre-approved by our audit committee.

Audit-Related Fees

     Ernst & Young LLP did not provide any other assurance or related services in the 2002 or 2003 fiscal years except as described under the caption "Audit Fees".

Tax Fees

     Ernst & Young LLP's aggregate fees for all tax related services for the 2003 fiscal year were $425 for tax consulting services.

     Ernst & Young LLP's aggregate fees for all tax related services for the 2002 fiscal year were $4,261 for tax consulting services.

All Other Fees

     Ernst & Young LLP did not provide any other professional services in the 2002 or 2003 fiscal years other than as described above.

                          INDEX TO FINANCIAL STATEMENTS

                                COMPRESSCO, INC.



Report of Independent Auditors                                          F-2

Consolidated Balance Sheet as of December 31, 2003                      F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2003 and 2002                                              F-4

Consolidated Statements of Comprehensive Income and Stockholders'
Equity for the Years Ended December 31, 2003 and 2002                   F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002                                              F-6

Notes to Consolidated Financial Statements                              F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Compressco, Inc.:

We have audited the accompanying consolidated balance sheet of Compressco, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income and stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compressco, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.



Oklahoma City, Oklahoma                         Ernst & Young LLP
February 10, 2004



                                COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                           ASSETS
CURRENT ASSETS:

       Cash                                                                     $      388,030
       Accounts receivable, net of allowance of $147,226                             4,238,653
       Inventories                                                                   3,427,074
       Prepaid expenses                                                                222,272
       Deferred income tax asset                                                        57,570
                                                                                --------------
           Total current assets                                                      8,333,599
                                                                                --------------

COMPRESSORS, cost                                                                   27,642,207
           Less- Accumulated depreciation                                           (4,593,948)
                                                                                --------------
           Total compressors, net                                                   23,048,259
                                                                                --------------

VEHICLES, EQUIPMENT and OTHER PROPERTY, cost                                         1,970,129
           Less- Accumulated depreciation                                             (738,965)
                                                                                --------------
           Total vehicles, equipment and other property, net                         1,231,164
                                                                                --------------

OTHER ASSETS                                                                           108,588
                                                                                --------------
           Total assets                                                         $   32,721,610
                                                                                ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                         $    1,778,308
       Accrued liabilities                                                           1,024,411
       Income taxes payable                                                            202,699
       Deferred revenues                                                                34,495
                                                                                --------------
           Total current liabilities                                                 3,039,913
                                                                                -------------

LONG-TERM DEBT                                                                      17,916,596
                                                                                --------------

DEFERRED INCOME TAXES                                                                3,584,731
                                                                                --------------

           Total liabilities                                                        24,541,240
                                                                                --------------

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value; 200,000 shares authorized; no
           shares issued or outstanding                                               -
       Common stock, $1 par value; 500,000 shares authorized;
           153,235 shares issued and outstanding                                       153,235
       Warrants outstanding                                                            100,000
       Additional paid-in capital                                                    2,663,715
       Accumulated other comprehensive income, net of tax expense of $50,000            79,837
       Retained earnings                                                             5,183,583
                                                                                 -------------
           Total stockholders' equity                                                8,180,370

           Total liabilities and stockholders' equity                              $32,721,610
                                                                                   ===========

 The accompanying notes are an integral part of this consolidated balance sheet.


                                COMPRESSCO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          2003                      2002

REVENUES:
       Rental revenue                                                 $ 17,914,457              $ 12,674,142
       Sales - Compressors and parts                                     3,388,873                 1,248,076
       Service and other                                                 1,452,358                   999,286
                                                                      ------------              ------------
           Total revenues                                               22,755,688                14,921,504
                                                                      ------------              ------------

COST OF SALES AND EXPENSES:
       Cost of sales                                                     2,047,676                   705,797
       Operating expenses                                               12,377,657                 9,165,496
       Depreciation and amortization expense                             1,964,028                 1,600,675
                                                                      ------------              ------------
           Total cost of sales and expenses                             16,389,361                11,471,968
                                                                      ------------              ------------

OPERATING INCOME                                                         6,366,327                 3,449,536

OTHER INCOME (EXPENSE):
       Gain on sale of assets                                               84,405                     ---
       Interest expense                                                 (1,106,859)               (1,268,413)
                                                                      ------------              -----------
               Total income (expense)                                   (1,022,454)               (1,268,413)

INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                    5,343,873                 2,181,123

PROVISION FOR INCOME TAXES                                               2,027,849                   963,784
                                                                      ------------              ------------

NET INCOME                                                            $  3,316,024              $  1,217,339
                                                                      ============              ============

BASIC EARNINGS PER  COMMON SHARE                                         $   21.64                  $   7.94
                                                                         ==========                 ========

DILUTED  EARNINGS  PER  COMMON SHARE                                     $   16.08                  $   7.00
                                                                         ==========                 ========

              The accompanying notes are an integral part of these consolidated financial statements.


                                COMPRESSCO, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  AND STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002


                                                                                             ACCUMULATED
                             COMPREHENSIVE      COMMON STOCK                                   OTHER
                                INCOME                    PAR       STOCK       PAID-IN     COMPREHENSIVE    RETAINED
                                ------        SHARES     VALUE     WARRANTS     CAPITAL         INCOME        EARNINGS     TOTAL
                                              ------     -----     --------     -------         ------        --------     -----

Balance December 31, 2001    $    -           153,235   $153,235   $ 100,000   $2,663,715      $   -         $ 650,220   $3,567,170

Net income                    1,217,339           -          -           -          -              -         1,217,339    1,217,339
                             ----------       -------- ---------   ---------   ---------       ---------     ---------   ---------

Balance December 31, 2002    $1,217,339       153,235    153,235     100,000    2,663,715          -          1,867,559   4,784,509

Net income                   $3,316,024          -         -            -           -              -          3,316,024   3,316,024

Foreign currency translation
adjustment net of income tax     79,837          -         -            -           -            79,837         -           79,837
                               --------       -------  ---------    ---------  --------         ---------    ---------   -----------

Total comprehensive income   $3,395,861
                             ==========

Balance December 31, 2003                     153,235  $ 153,235   $ 100,000   $2,663,715      $ 79,837      $5,183,583  $8,180,370
                                              =======  =========  ==========   ==========      ==========    ==========  ===========



                    The accompanying notes are an integral part of these consolidated financial statements.



                                COMPRESSCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            2003                      2002

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $   3,316,024             $   1,217,339
        Adjustments to reconcile net income to net
        cash provided by (used in) operating activities-
             Depreciation and amortization                               1,964,028                 1,600,675
             Provision for bad debts                                        82,270                   109,353
             Amortization of discount on subordinated                       33,333                    33,333
             promissory notes
             Amortization of deferred financing costs                       53,703                    38,532
             Other assets                                                  (15,327)                   12,192
             Gain on sale of operating equipment                           (84,405)                     (140)
             Deferred income taxes                                       1,825,150                   963,784
             Changes in current assets and liabilities:
                   Accounts receivable                                  (2,082,073)                 (750,792)
                   Notes receivable                                           ---                     23,662
                   Inventories                                          (1,398,411)                  (67,317)
                   Prepaids and other                                       23,088                   (58,449)
                   Accounts payable                                      1,255,219                    40,862
                   Accrued liabilities                                     416,291                   (43,472)
                   Income taxes payable                                    202,699                     ---
                   Deferred revenues                                      (231,744)                  266,239
                                                                     -------------              ------------
                      Net cash provided by operating activities          5,359,845                 3,385,801
                                                                     -------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to compressors                                          (8,959,663)               (1,630,577)
      Additions to vehicles and other property                            (679,947)                 (360,516)
      Proceeds from sale of operating equipment                            191,600                     8,980
                                                                    --------------              ------------
          Net cash used in investing activities                         (9,448,010)               (1,982,113)
                                                                     -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from new bank credit agreement                           12,366,596                    ---
      Proceeds from line of credit                                      10,249,141                12,750,842
      Principal payments on line of credit                             (17,343,695)              (13,330,448)
      Principal payments on notes payable                               (1,026,642)                 (559,999)
      Deferred financing costs                                             (86,912)                   ---
          Net cash (used in) provided by financing activities            4,158,488                (1,139,605)
                                                                     -------------              ------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                            70,323                   264,083

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                             317,707                    53,624
                                                                     -------------             -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   388,030                 $ 317,707
                                                                        ==========                 ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
      Cash paid during the period for:
               Interest                                              $   1,105,849              $  1,201,224
               Income taxes                                                  --                        --

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

The Company is engaged primarily in the manufacture, rental and service of natural gas compressors that provide economical well head compression to mature, low pressure natural gas wells. The Company's compressors are currently sold and leased to natural gas producers located primarily in the mid-continent hydrocarbon producing regions of the United States and western Canada. Compressco Testing L.L.C. is a natural gas measurement, testing and service company, based in Oklahoma City that began operations in September 1999.

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. At December 31, 2003 the Company had 97 compressors on rental and has sold 28 compressors since inception. At December 31, 2003, the Company had 2 compressors off rental and 15 compressors in transit to Canada to be placed on rental in early 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of the Company for the year ended December 31, 2003. All significant inter company accounts and transactions have been eliminated in the consolidated financial statements.

CASH

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories consist primarily of compressor components and parts, and work-in-progress, and are stated at the lower of cost or market using the standard cost method.

OTHER ASSETS

The Company includes in other assets gross deferred financing costs of $86,912 related to the new bank credit agreement entered into effective June 30, 2003. These costs are being amortized on a straight line basis over the three-year life of the related financing. Accumulated amortization as of December 31, 2003 was $14,484.

COMPRESSORS, VEHICLES, EQUIPMENT AND OTHER PROPERTY

Compressors  include  units  currently  being  rented  and  available  for rent.
Compressors, vehicles and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

              Compressors                            12 years
              Equipment and other property            7 years
              Vehicles                                5 years
              Information systems                     3 years


REVENUE RECOGNITION

Revenue on the sale of compressors and parts is recognized upon shipment of goods to customers. The Company rents compressors to customers on terms ranging from two weeks to one month. As of December 31, 2003, all monthly rental agreements are cancellable with 30 days written notice by the customer. Revenues from rental and service agreements are recognized as earned over the lives of the respective agreements.

FABRICATION SHOP OVERHEAD COSTS

The Company capitalizes certain fabrication shop overhead costs as part of the total cost of the compressors fabricated. The amount capitalized is based on the ratio of time spent on fabricating compressors and will vary with the level of production. The fabrication shop costs include payroll, burden, supplies, utilities, rent, freight and other miscellaneous costs. The portion of the fabrication shop overhead costs that is not capitalized as part of the compressors is expensed in the period incurred.

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

Income taxes payable are provided for current income taxes due on the taxable income of Compressco Canada, Inc. In 2003, net operating losses from prior years were used to reduce a portion of the current year taxable income for Compressco Canada. There was no current income tax expense on the company's domestic operations due to a tax loss being generated for 2003.

EARNINGS PER COMMON SHARE

Basic earnings per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. The weighted-average number of shares used to compute basic earnings per common share was 153,235 for each year.

Diluted earnings per common share for each year was determined on the assumption that the stock options and stock warrants outstanding were exercised at beginning of each year. The weighted-average of fully diluted shares used to calculate diluted basic earnings for the year ended December 31, 2003 and 2002 were 229,266 and 173,989 respectively.

FOREIGN CURRENCY TRANSLATION

Compressco Canada Inc., maintains their accounting records in their local currency, Canadian Dollars, which is also its functional currency. The functional currency financial statements are converted to United States Dollar equivalents with the effect of the foreign currency translation adjustment reflected as a component of accumulated other comprehensive income in the consolidated statements of comprehensive income and stockholders' equity.

BUSINESS SEGMENTS

The Company operates as a single reportable business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring performance. All of the Company revenues are from external customers and no single customer amounts to more than 10 percent of our total revenues.

The Company is domiciled in the United States of America with operations in Canada. The Company attributes revenue to the countries based on the location of customers. Long-lived assets consists primarily of compressors and are attributed to the countries based on the physical location of the compressors at a given year-end. Information by geographic area is as follows:

                                               2003              2002
                                               ----              ----
    Revenues:
            United States                  $18,916,054         $14,564,421
       Canada                                3,839,634             357,083
                                            ----------        ------------
       Total revenues                      $22,755,688         $14,921,504
                                           ===========         ===========

    Long-lived assets, net:
       United States                       $20,330,201         $15,626,555
       Canada                                3,949,222             954,644
                                        --------------        ------------
       Total long-lived assets             $24,279,423         $16,581,199
                                           ===========         ===========


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

STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income and loss per share for year ended December 31, 2003 and 2002, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.


                                                     2003               2002
    Net Income, as reported                      $  3,316,024       $ 1,217,339
        Deduct:  Total stock-based  employee
        compensation    expense   determined
        under  fair value  based  method for
        all  awards,   net  of  related  tax
        effects                                       (94,710)         (104,678)
                                                     --------         ---------
     Pro forma net income                         $ 3,221,314       $  1,112,661
                                                    =========          =========
     Basic Income per Share:
              As reported                         $     21.64       $       7.94
              Pro forma                                 21.02               7.26
     Diluted Income per Share:
           As reported                            $     16.08       $       7.00
           Pro forma                                    15.67               6.40

3.     INVENTORIES:

Inventories consist of the following at December 31, 2003:

              Components and parts                                    $2,849,636
              Work-in-progress                                           577,437
                                                                     -----------
                                                                      $3,427,073
                                                                       =========


4.     LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 2003:

              Subordinated promissory notes (a)                      $ 5,550,000
              Credit agreement (b)                                    12,366,596
                                                                    ------------
              Total long-term debt                                   $17,916,596
                                                                     ===========

(a) On December 22, 2000, the Company offered an issue of subordinated promissory notes and stock warrants (see Note 10) to qualified private investors. At December 31, 2003, $5,550,000 of the subordinated promissory notes were outstanding. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable at 13% per annum, 10% effective April 1, 2003, and is payable quarterly in arrears.

(b) The Company entered into a new credit agreement on June 30, 2003 with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement the Company may borrow up to the lesser of $17,500,000 or the sum of (i) 85% of the aggregate amount of eligible receivables, (ii) 50% of the aggregate amount of eligible inventory, and (iii) the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition, no additional draws are permitted under the credit facility if utilization of the compressor fleet falls below 70%. As of December 31, 2003, the utilization rate of the compressor fleet was 92.5%. The balance outstanding under the line of credit agreement as of December 31, 2003 was $12,366,596. As of December 31, 2003 under the terms of the credit agreement the Company qualified to borrow the full $17,500,000 available under the credit agreement. The borrowing under the credit facility bear interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.25% at December 31,
     2003) or between 3.0% and 3.25% over LIBOR (4.15% at December 31, 2003) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. As of December 31, 2003, the Company was in compliance with its loan covenant ratios. Management expects that the Company will be in compliance with the covenants under the credit facility for at least the next twelve months.

The annual maturities of long-term debt subsequent to December 31, 2003 are shown in the following table. The bank credit agreement is shown as maturing in 2005 based on its maturity date being the earlier of the maturity date of the subordinated promissory notes maturity of March 31, 2005 or the maturity of the bank credit agreement of June 30, 2006.

                                2004                                ---
                                2005                              17,916,596
                                2006                                ---
                                                                ------------
                                    Total                    $    17,916,596
                                                                =============

The carrying value of the Company's financial instruments approximates fair value at December 31, 2003.

5.     INCOME TAXES:

The components of income taxes for the years ended December 31, 2003 and 2002 are set forth as follows:

                                                      2003               2002
           Current provision                 $      202,699        $          -
           Deferred provision                     1,825,150             963,784
                                                 ----------           ----------
           Income taxes                      $    2,027,849        $    963,784
                                                ============         ===========


The differences between the provision for income taxes at the expected Federal statutory rate and the provision for income taxes recorded in the consolidated statements of operations for the years ended December 31, 2003 and 2002 are summarized as follows:


                                                       2003              2002
        Federal income tax at statutory rate $ 1,816,917 $ 741,582 State income taxes, net of Federal
             income tax benefit                        234,062            95,533
        Nondeductible expenses                          38,050            35,300
        Canadian operations                            (61,180)           91,369
                                                   -----------        ----------
             Provision for income taxes           $  2,027,849      $    963,784
                                                 ===============    ============


The significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 2003:

           Deferred tax assets:
                 Accounts receivable                          $           57,570
                                                                    ------------
                 Net current deferred tax asset               $           57,570
                                                                      ==========
           Deferred tax liabilities:
                 Depreciation                                 $      (4,761,304)
                 Foreign currency translation                           (50,000)
                 Net operating losses                                 1,226,573
                                                                   ------------
                      Net non-current deferred tax liability  $      (3,584,731)
                                                                     ===========

At December 31, 2003, the Company has cumulative United States net operating loss carry forwards of approximately $3,196,000, which will begin to expire in 2014.

6. EMPLOYEE BENEFIT PLANS:

401(k) Plan

The Company implemented a 401(k) plan on October 1, 2001 in which substantially all full time employees of the Company are eligible to participate. The 401(k) plan provides that the Company will match 100% of the first 1% employee contribution and 50% of the next 2% of employee contributions to the plan. The employee vests in the Company's contribution 50% after one year and 100% after two years. The Company contributions to the 401(k) plan were $43,396 and $40,154 for the years ended December 31, 2003 and 2002 respectively. Hartford Life is the plan provider and provides the investment, administrative and reporting services for the participants. The plan assets are invested, at the employee's discretion, in a choice of several Hartford funds.

 Stock Ownership and Incentive Stock Option Plan

The Company's 1993 Stock Option Plan provides for the issuance of up to 2 million shares of common stock at no less than 85% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options.

A summary of the Company's stock options as of December 31, 2003 and 2002 and changes during the years then ended are presented below:


                                                   Number       Weighted-Average
                                                  of Shares      Exercise Price

        Outstanding at December 31, 2001           30,950            $21.64
             Granted                                3,500            $39.00
             Canceled                              (2,400)           $30.00
                                                  -------
        Outstanding at December 31, 2002           32,050            $22.91
                                                  =======
             Granted                                1,700            $39.00
             Canceled
                                                   -----               ---
        Outstanding at December 31, 2003           33,750            $26.54
                                                  =======
        Exercisable at December 31, 2003           23,250            $18.87
                                                  -------

The following table summarizes information about stock options outstanding as of December 31, 2003:

      Exercise          Number           Weighted Average            Number
         Price       Outstanding       Remaining Life (years)      Exercisable
       ----------    ------------      ----------------------       -----------
       $15.00          17,250                 2.01                   17,250
       $30.00          11,300                 3.14                    6,000
       $39.00           3,500                 4.58                  --------
       $95.00           1,700                 5.50                  --------
                       --------                                     --------
        Total          33,750                  2.83                   23,250
                       ======                                         ======

The stock options outstanding that are not exercisable at December 31, 2003 become exercisable beginning in February 2004 through September 2006. The stock options are exercisable for a period of three years.

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

The SFAS No 123 method of accounting is based on several assumptions and should not be viewed as indicative of the operations of the Company in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, as follows:

                                               2003                 2002
        Interest rate                          3.32%               3.74%
        Dividend yield                         0.00%               0.00%
        Expected volatility                   110.0%             110.00%
        Expected life                        6 years            6 years

The weighted average fair value per share of options granted using the Black-Scholes option pricing model for 2003 and 2002, respectively are $69.44 and $38.38.

7.     RELATED PARTIES:

Certain directors and their family members purchased a total of $1,550,000 of the subordinated promissory notes including 13,020 stock warrants from the offering made to private investors in December 2000. The directors and their family members purchased the Notes and Warrants under the same terms and conditions as all other investors.

Certain officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the years ended December 31, 2003 and 2002, a consulting fee of $2,000 per month was paid to a director who served as the Company's secretary.

8.     COMMITMENTS:

PURCHASE COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At December 31, 2003 the Company has taken delivery of 548 engines from the supplier. The purchase agreement was amended on February 24, 2003, to provide that the Company shall purchase 13 engines per month commencing January 1, 2003 and not less than 156 engines per year until the remaining balance of 452 engines have been purchased. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to
(i) pay for engines delivered, (ii) reasonable direct out of pocket cost incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier. The Company has complied with the requirements of the amended purchase agreement during 2003 and anticipates staying in compliance over the remaining life of the agreement.

FACILITIES AND VEHICLE LEASES

The Company has a three year lease terminating August 31, 2004 for its Oklahoma City manufacturing, warehouse and office facilities. The Company has a three year lease terminating September 5, 2004 for its warehouse and office facilities in New Mexico. Compressco Canada has a five year lease terminating December 31, 2008 for its warehouse and office facilities. The Company leases certain vehicles with original terms ranging up to two years.

As  of  December  31,  2003,   future  annual   minimum  lease   payments  under
noncancellable operating leases were approximately $451,000 for 2004, $267,000 for 2005, $154,000 for 2006, $79,000 for 2007 and $79,000 for 2008.

Rent expense under all operating leases was approximately $529,000 and $517,000 for the years ended December 31, 2003 and 2002, respectively.

9.     MAJOR CUSTOMERS:

At December 31, 2003, the Company had approximately 385 customers. During the year ended December 31, 2003, we did not have sales to any one customer comprising more than 10% of our total revenues. At December 31, 2003, the

Company  had  one  customer,   Chesapeake  Operating  Inc.,  which  amounted  to
approximately 15% of the Company's total trade accounts receivable balance.

 10.    STOCK WARRANTS:

In connection with the offering of the subordinated promissory notes discussed in Note 4, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At December 31, 2003 total stock warrants of 46,620 were issued and outstanding. The warrants are exercisable upon issuance, and expire on March 31, 2005. No stock warrants have been exercised as of December 31, 2003.

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

11. NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

                                                                   Net Income             Shares            Per Share
                                                                  (Numerator)          (Denominator)         Amount
                                                                   ----------           -----------         -----------

Year Ended December 31, 2003
Basic:
Income available to common stockholders                             $3,316,024            153,235           $  21.64
                                                                                                            ========

Diluted:
Effect of stock options and stock warrants                           ---------             39,031

Effect of conversion of subordinated promissory
notes, net of income tax                                                370,504            37,000
                                                                        -------            ------

Income available to common stockholders plus
assumed exercises of stock options and stock warrants
and conversion of subordinated promissory notes                      $3,686,528           229,266           $  16.08
                                                                     ==========           =======           ========

Year Ended December 31, 2002
Basic:
Income available to common stockholders                              $1,217,339           153,235           $   7.99
                                                                                                            ========

Diluted:
Effect of stock options                                              ----------            20,754
                                                                     ----------          --------

Income available to common stockholders plus
assumed exercises of stock options                                   $1,217,339           173,989           $   7.00
                                                                     ==========           =======           ========

Stock warrants for 46,620 commons shares with an exercise price of $120.00 per share were excluded from the computation of diluted net income per common share for the year ended December 31, 2002 because the warrants' exercise price was greater than the average market price of the common shares.

                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2004.



                                        COMPRESSCO, INC.

                                        By: /S/ BROOKS MIMS TALTON
                                            ------------------------------------
                                            Brooks Mims Talton
                                            Chief Executive Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 18, 2004.



By:  /S/ BURT H. KEENAN                           Chairman of Board and Director
      --------------------------------------
      Burt H. Keenan


By:  /S/ BROOKS MIMS TALTON                       Chief Executive Officer,
      --------------------------------------      President and Director
      Brooks Mims Talton


By:  /S/ GARY MCBRIDE                             Chief Financial Officer
      --------------------------------------      (Principal Financial and
      Gary McBride                                Accounting Officer)


By:  /S/ JERRY W. JARRELL                         Director
      --------------------------------------
      Jerry W. Jarrell

                                                                      Exhibit 31

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



Dated:  February 18, 2004                         /S/ BROOKS MIMS TALTON
                                                  ------------------------------
                                                  Brooks Mims Talton
                                                  Chief Executive Officer

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

Dated:  February 18, 2004                    /S/ GARY MCBRIDE
                                             -----------------------------------
                                             Gary McBride
                                             Chief Financial Officer





                                                                      Exhibit 32

                                Certification of
                             Chief Executive Officer
                               of Compressco, Inc.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the annual report on Form 10-KSB (the "form") for the year ended December 31, 2003 of Compressco, Inc. (the "Issuer").

I, Brooks Mims Talton, the Chief Executive Officer of Issuer certify that to the best of my knowledge:

     (i) the Form 10-KSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

     (ii) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  February 18, 2004



         By:  /S/ BROOKS MIMS TALTON
              ------------------------
              Chief Executive Officer


Subscribed and sworn to before me
this 18th day of February 2004.


 /S/ Jodi Thompson
--------------------------
Name:  Jodi Thompson
Title: Notary Public

My commission expires:
   April 23, 2005

                                Certification of
                             Chief Financial Officer
                               of Compressco, Inc.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the annual report on Form 10-KSB (the "form") for the year ended December 31, 2003 of Compressco, Inc. (the "Issuer").

I, Gary McBride, the Chief Financial Officer of Issuer certify that to the best of my knowledge:

     (i) the Form 10-KSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

     (ii) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  February 18, 2004



         By:  /S/ GARY MCBRIDE
         ----------------------
         Chief Financial Officer


Subscribed and sworn to before me
this 18th day of February 2004.


 /S/ Jodi Thompson
--------------------------
Name:  Jodi Thompson
Title: Notary Public

My commission expires:
   April 23, 2005