Form 10KSB/A
period 2003-12-31
COMPRESSCO INC
filed 2004-03-30
CIK 904147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission file number: 33-61888-FW

                      Commission file number: 033-61888-FW
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2004 was $16,700,875

     The number of shares outstanding of the issuer's classes of Common Stock as of February 29, 2004:

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

CODE OF ETHICS

     We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer or principal accounting officer as our recent focus has been codifying internal controls as required by the Sarbanes-Oxley Act.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of February 29, 2004, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.




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

                                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.



                                        COMPRESSCO, INC.

                                        By: /S/ BROOKS MIMS TALTON
                                            ------------------------------------
                                            Brooks Mims Talton
                                            Chief Executive Officer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



By:  /S/ BURT H. KEENAN                           Dated:  March 30, 2004
      --------------------------------------
      Burt H. Keenan
      Chairman of Board and Director


By:  /S/ BROOKS MIMS TALTON                       Dated:  March 30, 2004
      --------------------------------------
      Brooks Mims Talton
      Chief Executive Officer,
      President and Director


By:  /S/ GARY MCBRIDE                             Dated:  March 30, 2004
      --------------------------------------
      Gary McBride
      Chief Financial Officer
      (Principal Financial and
      Accounting Officer)


By:  /S/ JERRY W. JARRELL                         Dated:  March 30, 2004
      --------------------------------------
      Jerry W. Jarrell
      Director

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



Dated:  March 30, 2004                            /S/ BROOKS MIMS TALTON
                                                  ------------------------------
                                                  Brooks Mims Talton
                                                  Chief Executive Officer

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

Dated:  March 30, 2004                       /S/ GARY MCBRIDE
                                             -----------------------------------
                                             Gary McBride
                                             Chief Financial Officer





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

Dated:  March 30, 2004



         By:  /S/ BROOKS MIMS TALTON
              ------------------------
              Chief Executive Officer

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

Dated:  March 30, 2004



         By:  /S/ GARY MCBRIDE
         ----------------------
         Chief Financial Officer