Form 10QSB
period 2004-03-31
COMPRESSCO INC
filed 2004-05-14
CIK 904147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2004.

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________.

                       Commission file number: 33-61888-FW

                                COMPRESSCO, INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                   72-1235449
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                           1313 Southeast 25th Street
                          Oklahoma City, Oklahoma 73129
                    (Address of principal executive offices)

                                 (405) 677-0221
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2004:

                 Common Stock, $1.00 Par Value - 153,235 shares

Transitional small business disclosure format:

                                YES [ ]    NO [X]

                                COMPRESSCO, INC.

                              Index to Form 10-QSB

                          Part I. FINANCIAL INFORMATION


         Item 1.    Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

                    Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003

                    Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

                    Notes to the Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.    Controls and Procedures

                           Part II. OTHER INFORMATION

         Item 1.    Legal Proceedings

         Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         Item 3.    Defaults Upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMPRESSCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31, 2004       December 31, 2003
                                                                           --------------       -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $      305,480          $      388,030
   Accounts receivable, net                                                     3,641,495               4,238,653
   Inventories                                                                  4,578,766               3,427,074
   Prepaid expenses                                                               291,031                 222,272
   Deferred income tax asset                                                       57,570                  57,570
                                                                           --------------          --------------
      Total current assets                                                      8,874,342               8,333,599

PROPERTY AND EQUIPMENT:
   Compressors                                                                 29,833,084              27,642,207
      Less - Accumulated depreciation                                          (5,113,871)             (4,593,948)
                                                                           ---------------         ---------------
         Total compressors, net                                                24,719,213              23,048,259
                                                                           --------------          --------------
   Vehicles and Equipment                                                       2,082,823               1,970,129
      Less - Accumulated depreciation                                            (747,583)               (738,965)
                                                                           ---------------         ---------------
         Total vehicles and equipment, net                                      1,335,240               1,231,164

OTHER ASSETS                                                                      201,745                 108,588
                                                                           --------------          --------------

         Total assets                                                      $   35,130,540          $   32,721,610
                                                                           ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Current portion of long-term debt                                       $   19,151,051          $      ----
   Accounts payable                                                             1,644,129               1,778,308
   Accrued liabilities                                                            695,705               1,024,411
   Income taxes payable                                                           297,427                 202,699
   Deferred revenues                                                               15,000                  34,495
                                                                           --------------          --------------
      Total current liabilities                                                21,913,312               3,039,913

LONG-TERM DEBT, net of current portion                                          ----                   17,916,596

DEFERRED INCOME TAXES                                                           4,067,241               3,584,731
                                                                           --------------           -------------
      Total liabilities                                                        25,980,553              24,541,240
                                                                           --------------           -------------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 200,000 shares authorized;
      no shares issued or outstanding                                                ---                    ---
   Common stock, $1 par value; 500,000 shares authorized;
      153,235  shares issued and outstanding                                      153,235                 153,235
   Warrants outstanding                                                           100,000                 100,000
   Additional paid-in capital                                                   2,663,715               2,663,715
   Accumulated other comprehensive income                                          56,604                  79,837
   Retained earnings                                                            6,176,433               5,183,583
                                                                           --------------          --------------
      Total stockholders' equity                                                9,149,987               8,180,370
                                                                           --------------          --------------

      Total liabilities and stockholders' equity                           $   35,130,540          $   32,721,610
                                                                           ==============          ==============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                COMPRESSCO, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                                    2004                   2003

REVENUES:
   Rental revenue                             $ 5,698,244           $ 3,668,536
   Sales - Compressors and parts                  957,084               346,035
   Service and other                              528,517               304,442
                                             -----------           ------------
      Total revenues                            7,183,845             4,319,013
                                             ------------          ------------

COST OF SALES AND EXPENSES:
   Cost of sales                                  580,656               219,939
   Operating expenses                           4,005,352             2,606,832
   Depreciation and amortization expense          641,412               426,879
                                             ------------          ------------
      Total cost of sales and expenses          5,227,420             3,253,650
                                             ------------          ------------

OPERATING INCOME                                1,956,425             1,065,363

OTHER INCOME (EXPENSE)
    Interest expense                             (276,337)             (289,903)
    Gain on sale of assets                            ---                84,405
                                             ------------          ------------
      Total other income (expense)               (276,337)             (205,498)
                                             ------------          ------------

INCOME BEFORE PROVISION FOR INCOME TAXES        1,680,088               859,865

PROVISION FOR INCOME TAXES                       (687,238)             (335,174)
                                             ------------          ------------

NET INCOME                                    $   992,850            $  524,691
                                             =============         =============

Earnings per common share:
   Basic                                      $      6.48            $     3.42
                                             =============         =============
   Diluted                                    $      4.60            $     2.96
                                             =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                COMPRESSCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                               2004                   2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 1,020,350            $  524,691
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities-
         Depreciation and amortization                                                         641,412               426,879
         Provision for bad debts                                                                30,000                30,000
         Amortization of discount on subordinated promissory notes                                ---                  8,333
         Amortization of deferred financing costs                                                7,242                 9,633
         Other assets                                                                         (100,400)                5,713
         (Gain) loss on sale of operating equipment and natural gas well                         1,801               (94,157)
         Deferred income tax                                                                   482,510               335,174
         Changes in current assets and liabilities:
            Accounts receivable                                                                567,158               110,578
            Inventories                                                                     (1,151,692)              (92,508)
            Other current assets                                                               (68,759)               14,195
            Accounts payable                                                                  (134,179)              252,758
            Accrued liabilities                                                               (328,706)             (241,548)
            Income taxes payable                                                               204,728                   ---
            Deferred revenues                                                                  (19,495)              (51,270)
                                                                                           -----------            ----------
               Net cash provided by operating activities                                     1,124,470             1,238,471
                                                                                           -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to compressor rental units                                                     (2,233,376)           (1,036,225)
   Additions to vehicles and equipment                                                        (177,652)             (125,601)
   Proceeds from sale of operating equipment                                                     4,008                17,709
                                                                                           -----------            ----------
      Net cash used in investing activities                                                 (2,407,020)           (1,144,117)
                                                                                           -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITES:
   Payments of notes payable                                                                       ---              (139,999)
   Proceeds from line of credit                                                              1,200,000             4,411,559
   Principal payments on line of credit                                                           ---             (4,184,585)
                                                                                           -----------            ----------

      Net cash provided by financing activities                                              1,200,000                86,975
                                                                                           -----------            ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (82,550)              181,329

CASH AND CASH EQUIVALENTS, Beginning of period                                                 388,030               317,707
                                                                                           -----------            ----------

CASH AND CASH EQUIVALENTS, End of period                                                     $ 305,480             $ 499,036
                                                                                    ==================     =================

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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. As of March 31, 2004 the Company's Canadian subsidiary had 114 compressors on rental and has sold 36 compressors since inception. At March 31, 2004, the Company's Canadian subsidiary had 6 units off rental and 10 compressors in transit to Canada to be placed on rental.

2.      BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The consolidated balance sheet data as of December 31, 2003 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements presented herein should be read in connection with the Company's December 31, 2003 consolidated financial statements included in the Company's Form 10-KSB.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

3.      DEBT

Debt consists of the following at March 31, 2004:

(a) On December 22, 2000, the Company offered an issue of 13% subordinated promissory notes (the "Notes") and stock warrants (see Note 5) to qualified private investors. At March 31, 2004, $5,550,000 of the Notes were outstanding. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The Notes are subordinated unsecured obligations of the Company and rank subordinate to all existing indebtedness of the Company. In March 2003 the Company and the holders of the Notes agreed to amend the Notes to extend the maturity to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make the Notes convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of
     (1) the consummation of an underwritten public offering of the Company's capital stock or (2) March 31, 2005. The Company may, at any time prepay any part of the principal balance on the Notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable quarterly in arrears.

     The Notes are classified as current liabilities at March 31, 2004 and their maturity date is March 31, 2005. The Company plans to restructure the Notes in a manner acceptable to the Note holders prior to their maturity that will result in the Notes being converted to equity or extended.

(b) The Company entered into a new credit agreement on June 30, 2003 with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement the Company may borrow up to the lesser of $17,500,000 or the sum of (i) 85% of the aggregate amount of eligible receivables, (ii) 50% of the aggregate amount of eligible inventory, and (iii) the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. As of March 31, 2004 the utilization rate of the compressor fleet was 92%. The balance outstanding under the line of credit agreement as of March 31, 2004 was $13,566,596. The borrowing under the credit facility bears interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.50% at March 31, 2004) or between 3.0% and 3.25% over LIBOR (4.27% at March 31, 2004) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. As of March 31, 2004 the Company was in compliance with its loan covenant ratios.
     Management expects that the Company will be in compliance with the covenants under the credit facility for at least the next twelve months.

     The bank credit agreement is classified as a current liability at March 31, 2004 due to the maturity date being 45 days prior to the maturity of the subordinated promissory notes that are currently due March 31, 2005. The Company plans to restructure the subordinated promissory notes in a manner acceptable to the note holders prior to 45 days from their maturity that will result in the notes being converted to equity or extended and extending the maturity date of the bank credit agreement to June 30, 2006.

4.      COMMITMENTS

The Company entered into a purchase agreement on December 14, 2000, with a supplier to purchase 1,000 compressor engines by December 31, 2002. At March 31, 2004 the Company has taken delivery of 693 engines from the supplier including 145 during the first three months of 2004. The purchase agreement was amended on February 24, 2003 to provide that the Company shall purchase 13 engines per month commencing January 1, 2003 and not less than 156 engines per year until the remaining balance of 307 engines have been purchased. The purchase agreement provides that the Company's liability to the supplier for any failure to purchase the full amount of engines is limited to (i) pay for the engines delivered, (ii) reasonable direct out of pocket costs incurred by the supplier in acquiring material for production of the number of engines contemplated by the agreement and (iii) the reasonable costs incurred by the supplier for the work in progress at the time of termination of the agreement including labor costs and reasonable quantities of parts and materials ordered by the supplier. The Company has complied with the requirements of the amended purchase agreement through March 31, 2004 and anticipates staying in compliance over the remaining life of the agreement.

5.      STOCKHOLDERS' EQUITY

In connection with the offering of the Notes discussed in Note 3, the Company issued stock warrants to purchase 420 shares of the Company's common stock per every $50,000 amount of Notes purchased. The warrants have an exercise price of $120 per share. At March 31, 2004 total stock warrants of 46,620 were issued and outstanding. The warrants are exercisable upon issue, and expire on March 31, 2005. No stock warrants have been exercised as of March 31, 2004.

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

6.      EARNINGS PER SHARE

Basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003 are calculated as follows:

                                                    2004                                      2003
                                          -------------------------------      --------------------------------
                                                                Per Share                             Per Share
                                          Net Income    Shares    Amount       Net Income    Shares    Amount
                                          ----------    ------  ---------      ----------    ------   ---------
Basic:
Income available to common
   stockholders                           $  992,850   153,235    $6.48       $  524,691      153,235    $3.42
                                                                  =====                                  =====

Diluted:
Effect of stock options and warrants        --------    43,908                   --------      24,155
Effect of conversion of subordinated
   promissory notes                           83,666    37,000                   --------      ------
                                              ------    ------
Income available to common
   stockholders plus assumed
   exercises of stock options and
   stock warrants and conversion
   of subordinated promissory notes       $1,076,516   234,143    $4.60         $  524,691     177,390    $2.96
                                          ==========   =======    =====         ==========     =======    =====

7.      STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net income per share for three months ended March 31, 2004 and 2003, as reported and on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

                                                    2004                 2003
                                              --------------       -------------
 Net Income, as reported                      $    992,850         $    524,691
     Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects            (18,022)             (21,922)
                                                   --------            --------
 Pro forma net income                         $    974,828         $    502,769
                                                 ==========           =========
 Basic Income per Share:
     As reported                              $      6.48          $     3.42
     Pro forma                                       6.36                3.28
 Diluted Income per Share:
     As reported                              $      4.60          $     2.96
     Pro forma                                       4.16                2.83

8.      COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are as follows:

                                                     2004           2003
                                                     ----           ----
     Foreign currency translation adjustment
        net of income tax                         $(23,233)      $ 12,181
     Net income                                    992,850        524,691
                                                   -------        -------
     Total comprehensive income                   $969,617       $536,872



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

In October 2001, the Company established a wholly owned Canadian subsidiary, Compressco Canada, Inc., to market the sale and rental of compressors in Canada. During the fall of 2001 the Company hired a Canadian representative, opened an office and began to service the Canadian market. As of March 31, 2004 the Company's Canadian subsidiary had 114 compressors on rental and had sold 36 compressors since inception including 17 compressors placed on rental and 8 compressors which were sold during the three months ended March 31, 2004. At March 31, 2004, the Company's Canadian subsidiary had 6 units off rental and 10 compressors in transit to Canada to be placed on rental.

The following table sets forth selected consolidated financial information for the year ended as of December 31, 2003 and as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and is qualified in its entirety by the consolidated financial statements appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   2004             2003
                                               ----------        -----------

   Operating revenues....................      $7,183,845        $4,319,013
   Cost of sales and expenses ...........       5,227,420         3,253,650
   Operating income......................       1,956,425         1,065,363
   Net income............................         992,850           524,691

                                              March 31, 2004  December 31, 2003
                                              --------------  -----------------
BALANCE SHEET DATA (AT END OF PERIOD):
   Cash and cash equivalents.............      $   305,480      $   388,030
   Total assets..........................       35,130,540       32,721,610
   Total liabilities.....................       25,980,553       24,541,240
   Stockholders' equity..................        9,149,987        8,180,370

The following discussion regarding the consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The revenues for the three months ended March 31, 2004 of $7,183,845 increased by $2,864,832, or 66.3% over the comparable period in 2003. The following table sets forth the components of our revenue for the three months ended March 31, 2004 and 2003:


                                                  2004              2003
                                              -----------       ----------
           Revenue:
              Rental revenue                  $5,698,244        $3,668,536
              Sale of compressors and parts      957,084           346,035
              Service and other                  528,517           304,442
                                                 -------        ----------
                 Total revenue                $7,183,845        $4,319,013
                                              ==========        ==========

The Company had 1,145 compressors in service at March 31, 2004 compared to 819 at March 31, 2003, an increase of 326 or 39.8%. The three months ending March 31, 2004 had a net increase of 66 compressors on rental or an increase of 6% compared to a net increase of 58 compressors on rental during the first three months of 2003. In the three months ended March 31, 2004 the Company sold 15 compressors compared to 5 compressors sold in the first quarter of 2003. The increase in the number of net units placed on rental and compressors sold in 2004 was due primarily to our increased domestic sales staff in 2003, continued increased growth in our Canadian operation, combined with the continued higher price of natural gas in 2004, which increased demand.

The cost of sales and operating expenses for the 2004 period was $4,586,008, or 63.8% of operating revenues, compared to $2,826,771, or 65.4%, in the 2003 period. Operating expenses for the 2004 period were $4,005,352, or 64.3% of rental and service revenues, compared to $2,606,832, or 65.6% for the 2003 period. The decrease in cost of sales and operating expenses as a percent of revenues in 2004 was due to the growth in rental revenue in 2004, resulting from increasing the rental units in service and increased number of compressors sold, with lower increases in operating expenses to support the increased units.

The Company manufactured 91 compressors in the 2004 period compared to 35 in the 2003 period. The increase in the number of compressors manufactured was due to higher demand as a result of higher natural gas prices. The Company had 100 compressors off rental at March 31, 2004 compared to 52 off rental at March 31, 2003. The utilization rate of the compressor rental fleet was 92.0% at March 31, 2004 compared to 93.9% at March 31, 2003. The Company is manufacturing new compressors, as needed, for the US and Canadian operations.

Depreciation and amortization expense increased in the 2004 period to $641,412 compared to $426,879 for the 2003 period. The increase is due to the growth in the Company's compressor fleet to 1,245 units at March 31, 2004 from 871 units at March 31, 2003.

The 2004 period includes interest expense of $276,337 compared to $289,903 for the 2003 period. The decrease was due to lower interest rates in 2004 compared to 2003.

Provision for income taxes for the 2004 period was $687,238 (40.9% effective rate) compared to $335,174 (38.9% effective rate) for 2003. The lower effective income tax rate in 2003 was primarily due to utilizing the Canadian income tax loss carry forward from 2002 to offset Canadian income generated in 2003.

The Company made the decision to discontinue the Providence Natural Gas business and sold the natural gas well it owned for a gain of $84,405 in January 2003.

Net income was $992,850 for the 2004 period compared to $524,691 for the 2003 period. The increase in net income was primarily due to the growth of the company's rental fleet and increase in number of compressors sold in 2004.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003, the Company entered into a credit agreement with a bank and repaid all amounts due on its prior line of credit and term facilities. Under the new credit agreement the Company may borrow up to the lesser of $17,500,000 or the sum of (i) 85% of the aggregate amount of eligible receivables, (ii) 50% of the aggregate amount of eligible inventory, and (iii) the lower of 80% of the appraised orderly liquidated value or the net book value of its compressor fleet. In addition no additional borrowings are allowed if utilization of the compressor fleet falls below 70%. As of March 31, 2004 the utilization rate of the compressor fleet was 92%. The balance outstanding under the line of credit agreement as of March 31, 2004 was $13,566,596. The borrowings under the credit facility bear interest between 0.25% and 0.5% over Wall Street Journal Prime Rate (4.50% at March 31, 2004) or between 3.0% and 3.25% over LIBOR (4.27% at March 31, 2004) based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization. Interest is due quarterly with all outstanding borrowings due at maturity on the earlier of June 30, 2006 or 45 days prior to the maturity of the $5,550,000 subordinated promissory notes currently due March 31, 2005. The loan is secured with the assets and compressor rental agreements of the Company. The Company's credit facility imposes a number of financial and restrictive covenants that among things, limit the Company's ability to incur additional indebtedness, create liens and pay dividends. As of March 31, 2004, the Company was in compliance with its loan covenant ratios. Management believes that the Company will be in compliance with the covenants under the credit facility for at least the next twelve months.

The bank credit agreement is classified as a current liability at March 31, 2004 due to the maturity date being 45 days prior to the maturity of the subordinated promissory notes that are currently due March 31, 2005. The Company plans to restructure the subordinated promissory notes in a manner acceptable to the note holders prior to 45 days from their maturity that will result in the notes being converted to equity or extended and extending the maturity date of the bank credit agreement to June 30, 2006.

In December 2000 and January 2001, the Company offered its subordinated promissory notes and stock warrants in a private placement. At March 31, 2004, $5,550,000 of the subordinated promissory notes were outstanding. Of the $5,550,000 in proceeds, $100,000 was allocated to the stock warrants. The notes are subordinated unsecured obligations of the Company and rank junior to all existing indebtedness of the Company. In March 2003 the Company and the holders of the subordinated promissory notes agreed to amend the promissory notes to extend the maturity date from December 31, 2003 to March 31, 2005, change the interest rate from 13% to 10% effective April 1, 2003 and make the notes convertible by the holder into common stock of the Company at anytime prior to maturity at a conversion price of $150 per share. The Notes mature on the earlier of (1) the consummation of an underwritten public offering of the Company's capital stock, and (2) March 31, 2005. The Company may, at any time, prepay any part of the principal balance on the notes, in increments of $10,000, without premium or penalty prior to maturity. Interest is payable quarterly in arrears.

The notes are classified as current liabilities at March 31, 2004 and their maturity date is March 31, 2005. The Company plans to restructure the Notes in a manner acceptable to the note holders prior to their maturity that will result in the notes being converted to equity or extended.

In March 2000 the Company issued 70,002 shares of its common stock through a Private Placement for $30.00 per share or total equity proceeds of $2,100,060. The equity proceeds were used in part to repay borrowings under the Company's line of credit and the remaining proceeds were used primarily to fund the growth in our compressor fleet.

The Company believes that cash flow from operations and funds available under its credit facilities will provide the necessary working capital to fund the
Company's requirements for current operations through 2004. However, in connection with any expansion of operations or acquisition activities, it is likely that the Company will need additional sources of debt or equity financing. The Company cannot provide assurance that these funds will be available or if available will be available on satisfactory terms.

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

ITEM 3.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of March 31, 2004 we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes in internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES
             None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

Item 5.      OTHER INFORMATION
             None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits. The following exhibits of the Company are included herein.
                  3.    Certificate of Incorporation and Bylaws
                 *3.1   Restated Certificate of Incorporation
                 *3.2   Bylaws
             *****3.3   Certificate of Amendment to the Restated Certificate of
                        Incorporation
                 10.    Material Contracts
                *10.1   1993 Stock Option Plan
                *10.2   Form of Stock Option Agreements with Messrs. Keenan,
                        Killeen, Jarrell and Chaffe with Schedule of Details
               **10.3   Stock Purchase Agreement, dated as of October 29, 1999,
                        by and between the Company and the Stockholders of Gas
                        Jack, Inc.
              ***10.4   Securities Purchase Agreement, dated as of December 22,
                        2000, between the Company and each investor party
                        thereto.
              ***10.5   Stock Warrant Agreement, dated as of December 22, 2000,
                        between the Company and each investor party thereto.
              ***10.6   Subordinated Promissory Note, dated December 22, 2000,
                        issued by the Company to each purchaser of the notes.
              ***10.7   Registration Rights Agreement, dated as of December 22,
                        2000, between the Company and each investor party
                        thereto.
             ****10.8   Credit Agreement, dated June 30, 2003, by and among
                        Comerica Bank - Texas, the Company and Compressco Field
                        Services, Inc.
            *****10.9   Agreement to Amend the Subordinated Promissory Note and
                        Stock Warrant Agreement, dated March 6, 2003, between the Company and each investor party thereto.
            *****31     Certification Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
            *****32     Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

             (b) Reports on 8-K.
                        No reports were filed in the quarter ended March 31,
                        2004

--------------------------
    * Filed with Registration Statement on Form SB-2, File NO. 33-61888-FW and incorporated herein.
   ** Filed with Current Report on Form 8-K (October
      29, 1999) and incorporated by reference herein.
  *** Filed with Annual Report on 10-KSB for the year ended December 31,
      2000 and incorporated by by reference herein.
 **** Filed with Quarterly Report on 10-QSB for the quarter ended
      September 30, 2003 and incorporated by reference herein.
***** Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COMPRESSCO, INC.
Date:  May 14, 2004
                                                 /S/ BROOKS MIMS TALTON
                                                 -------------------------------
                                                 Brooks Mims Talton
                                                 Chief Executive Officer

Date:  May 14, 2004                              /S/ GARY MCBRIDE
                                                 ------------------------------
                                                 Gary McBride
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  May 14, 2004                          /S/ BROOKS MIMS TALTON
                                              ----------------------------------
                                              Brooks Mims Talton
                                              Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  May 14, 2004                          /S/ GARY MCBRIDE
                                              ----------------------------------
                                              Gary McBride
                                              Chief Financial Officer

                                                                      Exhibit 32


                                Certification of
                             Chief Executive Officer
                               of Compressco, Inc.


This certification is provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-QSB for the quarter ended March 31, 2004 of Compressco, Inc. (the "Company").

I, Brooks Mims Talton, the Chief Executive Officer of the Company certify that to the best of my knowledge:

     (i) the Form 10-QSB fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

    (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 14, 2004



         By:  /S/ BROOKS MIMS TALTON
              ----------------------
              Chief Executive Officer


Subscribed and sworn to before me
this 14th day of May 2004.


         /S/ Jodi Thompson
---------------------------
Name:  Jodi Thompson
     ---------------
Title: Notary Public

My commission expires:
   April 23, 2005

                                Certification of
                             Chief Financial Officer
                               of Compressco, Inc.


This certification is provided pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-QSB for the quarter ended March 31, 2004 of Compressco, Inc. (the "Company").

I, Gary McBride, the Chief Financial Officer of the Company certify that to the best of my knowledge:

     (i) the Form 10-QSB fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

    (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 14, 2004



         By:  /S/ GARY MCBRIDE
              ----------------
              Chief Financial Officer


Subscribed and sworn to before me
this 14th day of May 2004.


         /S/ Jodi Thompson
--------------------------
Name:  Jodi Thompson
     ---------------
Title: Notary Public

My commission expires:
   April 23, 2005